Form 10-Q
period 2016-09-30
US ECOLOGY, INC.
filed 2016-10-31
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

At October 26, 2016, there were 21,779,716 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2016	December 31, 2015
Assets

Current Assets:
Cash and cash equivalents	$6,383	$5,989
Receivables, net	98,290	106,380
Prepaid expenses and other current assets	13,241	8,484
Income taxes receivable	951	2,017
Total current assets	118,865	122,870

Property and equipment, net	219,302	210,334
Restricted cash and investments	5,810	5,748
Intangible assets, net	234,466	239,571
Goodwill	193,655	191,823
Other assets	1,212	1,641
Total assets	$773,310	$771,987

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$15,489	$17,169
Deferred revenue	6,184	8,078
Accrued liabilities	22,040	25,634
Accrued salaries and benefits	11,740	11,513
Income taxes payable	179	117
Current portion of closure and post-closure obligations	2,211	2,787
Revolving credit facility	2,303	—
Current portion of long-term debt	2,903	3,056
Total current liabilities	63,049	68,354

Long-term closure and post-closure obligations	72,055	68,367
Long-term debt	274,869	290,684
Other long-term liabilities	9,764	5,825
Deferred income taxes	79,818	82,622
Total liabilities	499,555	515,852

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,780 and 21,744 shares issued, respectively	218	217
Additional paid-in capital	171,961	169,873
Retained earnings	118,115	103,300
Treasury stock, at cost, 7 and 5 shares, respectively	(52)	(189)
Accumulated other comprehensive loss	(16,487)	(17,066)
Total stockholders’ equity	273,755	256,135
Total liabilities and stockholders’ equity	$773,310	$771,987

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$124,824	$148,414	$360,493	$424,797
Direct operating costs	85,470	102,474	249,025	297,543
Gross profit	39,354	45,940	111,468	127,254
Selling, general and administrative expenses	18,439	23,507	57,683	71,075
Impairment charges	—	—	—	6,700
Operating income	20,915	22,433	53,785	49,479
Other income (expense):
Interest income	8	17	90	64
Interest expense	(4,288)	(5,081)	(13,150)	(16,208)
Foreign currency gain (loss)	(224)	(994)	192	(1,769)
Other	(19)	387	2,480	1,156
Total other expense	(4,523)	(5,671)	(10,388)	(16,757)

Income before income taxes	16,392	16,762	43,397	32,722
Income tax expense	6,278	6,858	16,828	14,815
Net income	$10,114	$9,904	$26,569	$17,907

Earnings per share:
Basic	$0.47	$0.46	$1.22	$0.83
Diluted	$0.46	$0.46	$1.22	$0.82

Shares used in earnings per share calculation:
Basic	21,714	21,655	21,700	21,619
Diluted	21,804	21,749	21,780	21,723

Dividends paid per share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$10,114	$9,904	$26,569	$17,907
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(734)	(3,590)	2,555	(6,761)
Net changes in interest rate hedge, net of taxes of $253, ($981), ($1,063) and ($1,072), respectively	469	(1,821)	(1,976)	(1,991)
Comprehensive income, net of tax	$9,849	$4,493	$27,148	$9,155

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$26,569	$17,907
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	6,700
Depreciation and amortization of property and equipment	18,561	21,726
Amortization of intangible assets	7,907	9,558
Accretion of closure and post-closure obligations	3,081	3,208
Gain on disposition of business	(2,035)	—
Unrealized foreign currency (gain) loss	(381)	2,740
Deferred income taxes	(2,832)	(4,015)
Share-based compensation expense	2,182	1,736
Net (gain) loss on disposal of property and equipment	(228)	935
Amortization of debt issuance costs	1,583	1,501
Amortization of debt discount	111	111
Changes in assets and liabilities:
Receivables	8,713	7,221
Income taxes receivable	1,102	6,560
Other assets	395	284
Accounts payable and accrued liabilities	(6,560)	(5,256)
Deferred revenue	(1,942)	(5,371)
Accrued salaries and benefits	126	(1,877)
Income taxes payable	63	(2,317)
Closure and post-closure obligations	(32)	(4,386)
Net cash provided by operating activities	56,383	56,965

Cash flows from investing activities:
Purchases of property and equipment	(22,550)	(25,693)
Deposit on Vernon acquisition	(5,049)	—
Business acquisition (net of cash acquired)	(4,934)	—
Purchases of restricted cash and investments	(1,040)	(848)
Proceeds from divestitures (net of cash divested)	2,723	—
Proceeds from sale of restricted cash and investments	978	804
Proceeds from sale of property and equipment	524	404
Net cash used in investing activities	(29,348)	(25,333)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(17,326)	(34,848)
Dividends paid	(11,754)	(11,700)
Payments on revolving credit facility	(30,546)	(9,379)
Proceeds from revolving credit facility	32,849	9,379
Proceeds from exercise of stock options	229	1,664
Other	(188)	7
Net cash used in financing activities	(26,736)	(44,877)

Effect of foreign exchange rate changes on cash	95	(376)
Increase (decrease) in cash and cash equivalents	394	(13,621)
Cash and cash equivalents at beginning of period	5,989	22,971
Cash and cash equivalents at end of period	$6,383	$9,350

Supplemental Disclosures
Income taxes paid, net of receipts	$18,600	$18,723
Interest paid	$11,430	$14,406
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$3,855	$3,420
Acquisition of equipment with financing arrangements	$1,239	$––
Restricted stock issued from treasury shares	$415	$292

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016. For comparative purposes, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-15 may have on our consolidated cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for employee share-based transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-09 may have on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-02 may have on our consolidated financial position, results of operations and cash flows.

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

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $1.0 million allocated to goodwill (which is not deductible for tax purposes), $861,000 allocated to intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 14 years, and $638,000 allocated to indefinite-lived environmental permits. The purchase price allocation is preliminary, as estimates and assumptions are subject to change as more information becomes available.

NOTE 3.                    DIVESTITURES

Divestiture of Augusta, Georgia Facility (“Augusta”)

On April 5, 2016, we completed the divestiture of Augusta for cash proceeds of $1.9 million. Augusta was reported as part of our Environmental Services segment. Sales, net income and total assets of Augusta are not material to our consolidated financial position or results of operations in any period presented. We recognized a $1.9 million pre-tax gain on the divestiture of Augusta, which is included in Other income (expense) in our consolidated statements of operations for the nine months ended September 30, 2016.

Divestiture of Allstate

On November 1, 2015, we completed the divestiture of Allstate for cash proceeds at closing of $58.8 million. For the year ended December 31, 2015, we recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000, which was included in Other income (expense) in our consolidated statements of operations. On April 25, 2016, we received additional cash proceeds of $827,000 in settlement of final post-closing adjustments. We recognized a $178,000 pre-tax gain on the divestiture of Allstate, which is included in Other income (expense) in our consolidated statements of operations for the nine months ended September 30, 2016.

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

NOTE 4.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign Currency Translation	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2015	$(14,028)	$(3,038)	$(17,066)
Other comprehensive income (loss) before reclassifications, net of tax	2,555	(3,556)	(1,001)
Amounts reclassified out of AOCI, net of tax (1)	—	1,580	1,580
Other comprehensive income (loss)	2,555	(1,976)	579
Balance at September 30, 2016	$(11,473)	$(5,014)	$(16,487)

(1)         Before-tax reclassifications of $798,000 ($519,000 after-tax) and $2.4 million ($1.6 million after-tax) for the three and nine months ended September 30, 2016, respectively, and before-tax reclassifications of $871,000 ($566,000 after-tax) and $2.6 million ($1.7 million after-tax) for the three and nine months ended September 30, 2015, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to our interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.2 million ($2.1 million after tax).

NOTE 5.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2016 or the three or nine months ended September 30, 2015. No customer accounted for more than 10% of total trade receivables as of September 30, 2016 or December 31, 2015.

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

NOTE 6.                    RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2016	2015

Trade	$84,446	$95,055
Unbilled revenue	15,535	11,983
Other	838	2,568
Total receivables	100,819	109,606
Allowance for doubtful accounts	(2,529)	(3,226)
Receivables, net	$98,290	$106,380

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At September 30, 2016, the fair value of the Company’s variable-rate debt was estimated to be $285.2 million. The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2016
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$818	$3,206	$—	$4,024
Money market funds (2)	1,786	—	—	1,786
Total	$2,604	$3,206	$—	$5,810

Liabilities:
Interest rate swap agreement (3)	$—	$7,713	$—	$7,713
Total	$—	$7,713	$—	$7,713

	December 31, 2015
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$403	$3,573	$—	$3,976
Money market funds (2)	1,772	—	—	1,772
Total	$2,175	$3,573	$—	$5,748

Liabilities:
Interest rate swap agreement (3)	$—	$4,676	$—	$4,676
Total	$—	$4,676	$—	$4,676

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

(3)   In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2016 and December 31, 2015.

NOTE 8.                                              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2016	2015

Cell development costs	$123,036	$121,473
Land and improvements	33,503	31,606
Buildings and improvements	76,680	70,990
Railcars	17,299	17,375
Vehicles and other equipment	104,546	92,797
Construction in progress	26,422	20,067
Total property and equipment	381,486	354,308
Accumulated depreciation and amortization	(162,184)	(143,974)
Property and equipment, net	$219,302	$210,334

Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $6.5 million and $6.6 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 was $18.6 million and $21.7 million, respectively.

NOTE 9.                    GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2016 consisted of the following:

$s in thousands	Environmental Services	Field & Industrial Services	Total
Balance at December 31, 2015	$147,692	$44,131	$191,823
ESI acquisition	1,011	—	1,011
Foreign currency translation	821	—	821
Balance at September 30, 2016	$149,524	$44,131	$193,655

Intangible assets, net consisted of the following:

	September 30, 2016			December 31, 2015
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Permits, licenses and lease	$110,816	$(8,877)	$101,939	$109,652	$(6,682)	$102,970
Customer relationships	82,945	(13,149)	69,796	82,021	(9,015)	73,006
Technology - formulae and processes	6,924	(1,279)	5,645	6,560	(1,054)	5,506
Customer backlog	3,652	(835)	2,817	3,652	(561)	3,091
Tradename	4,318	(3,290)	1,028	4,318	(2,210)	2,108
Developed software	2,914	(922)	1,992	2,899	(678)	2,221
Non-compete agreements	747	(738)	9	732	(732)	—
Internet domain and website	540	(65)	475	540	(44)	496
Database	389	(112)	277	385	(85)	300
Total amortizing intangible assets	213,245	(29,267)	183,978	210,759	(21,061)	189,698
Nonamortizing intangible assets:
Permits and licenses	50,359	—	50,359	49,750	—	49,750
Tradename	129	—	129	123	—	123
Total intangible assets, net	$263,733	$(29,267)	$234,466	$260,632	$(21,061)	$239,571

Amortization expense for the three months ended September 30, 2016 and 2015 was $2.7 million and $3.0 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $7.9 million and $9.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 10.             DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
$s in thousands	2016	2015

Term loan	$283,765	$300,994
Unamortized discount and debt issuance costs	(5,993)	(7,254)
Total debt	277,772	293,740
Current portion of long-term debt	(2,903)	(3,056)
Long-term debt	$274,869	$290,684

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

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At September 30, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $215.0 million, or 76%, of the Term Loan principal outstanding as of September 30, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). At September 30, 2016, the effective interest rate on the Revolving Credit Facility was 5.25%. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2016, there were $2.3 million of working capital borrowings outstanding on the Revolving Credit Facility. These borrowings are due “on demand” and presented as short-term debt in the consolidated balance sheets. As of September 30, 2016, the availability under the Revolving Credit Facility was $115.2 million with $7.5 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

The Credit Agreement also contains a financial maintenance covenant, which is a maximum Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), and is only applicable to the Revolving Credit Facility. Our Consolidated Senior Secured Leverage Ratio as of the last day of any fiscal quarter, commencing with June 30, 2014, may not exceed the ratios indicated below:

Fiscal Quarters Ending	Maximum Ratio
December 31, 2015 through September 30, 2016	3.75 to 1.00
December 31, 2016 through September 30, 2017	3.50 to 1.00
December 31, 2017 through September 30, 2018	3.25 to 1.00
December 31, 2018 and thereafter	3.00 to 1.00

At September 30, 2016, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2016	September 30, 2016

Closure and post-closure obligations, beginning of period	$72,435	$71,154
Accretion expense	1,031	3,081
Payments	(455)	(1,304)
Adjustments	1,272	1,272
Foreign currency translation	(17)	63
Closure and post-closure obligations, end of period	74,266	74,266
Less current portion	(2,211)	(2,211)
Long-term portion	$72,055	$72,055

Adjustments to the closure and post-closure obligations represent changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. Adjustments for the three and nine months ended September 30, 2016 are attributable to an increase in post-closure obligations for our non-operating facilities due to changes in estimated post-closure costs.

NOTE 12.    INCOME TAXES

Our effective tax rate for the three months ended September 30, 2016 was 38.3%, down from 40.9% for the three months ended September 30, 2015. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the third quarter of 2016 compared with the third quarter of 2015. The decrease was partially offset by a higher U.S. effective tax rate in the third quarter of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Our effective tax rate for the nine months ended September 30, 2016 was 38.8%, down from 45.3% for the nine months ended September 30, 2015. The decrease primarily reflects non-deductible goodwill impairment charges of $6.7 million recorded during the nine months ended September 30, 2015. The decrease is partially offset by a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first nine months of 2016 compared with the first nine months of 2015. The decrease is also partially attributable to a higher U.S. effective tax rate in the first nine months of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. During the nine months ended September 30, 2016, the US Ecology, Inc. IRS examination for the 2012 tax year concluded with no material changes. US Ecology, Inc. is subject to examination by the IRS for tax years 2013 through 2015. During the nine months ended September 30, 2016, the EQ IRS examination for the 2012 tax year concluded with no material changes. EQ is subject to examination by the IRS for tax years 2013 through 2015. We may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2011 through 2015. We are currently not aware of any other examinations by taxing authorities.

NOTE 13.             EARNINGS PER SHARE

	Three Months Ended September 30,
$s and shares in thousands, except per share	2016		2015
amounts	Basic	Diluted	Basic	Diluted
Net income	$10,114	$10,114	$9,904	$9,904
Weighted average basic shares outstanding	21,714	21,714	21,655	21,655

Dilutive effect of stock-based awards		90		94
Weighted average diluted shares outstanding		21,804		21,749

Earnings per share	$0.47	$0.46	$0.46	$0.46
Anti-dilutive shares excluded from calculation		195		181

	Nine Months Ended September 30,
$s and shares in thousands, except per share	2016		2015
amounts	Basic	Diluted	Basic	Diluted
Net income	$26,569	$26,569	$17,907	$17,907
Weighted average basic shares outstanding	21,700	21,700	21,619	21,619

Dilutive effect of stock-based awards		80		104
Weighted average diluted shares outstanding		21,780		21,723

Earnings per share	$1.22	$1.22	$0.83	$0.82
Anti-dilutive shares excluded from calculation		267		192

NOTE 14.             EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the nine months ended September 30, 2016. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of September 30, 2016, 1,261,484 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2016 and 2015 are as follows:

	2016	2015
Stock price on grant date	$35.05	$46.89
Expected term (years)	3.0	2.6
Expected volatility	29%	29%
Risk-free interest rate	1.3%	0.9%
Expected dividend yield	2.1%	1.5%

A summary of our PSU, restricted stock and RSU activity for the nine months ended September 30, 2016 is as follows:

	PSUs		Restricted Stock		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	6,929	$65.78	59,413	$42.67	—	$—
Granted	16,000	41.22	34,300	37.90	20,830	39.10
Vested	—	—	(32,279)	37.83	—	—
Cancelled, expired or forfeited	(3,466)	48.77	(6,233)	40.51	(260)	39.10
Outstanding as of September 30, 2016	19,463	$48.62	55,201	$42.78	20,570	$39.10

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	336,417	$35.83
Granted	147,660	37.83
Exercised	(13,939)	23.25
Cancelled, expired or forfeited	(22,730)	43.44
Outstanding as of September 30, 2016	447,408	$36.50

Exercisable as of September 30, 2016	153,535	$33.33

Treasury Stock

During the nine months ended September 30, 2016, the Company issued 10,412 shares of restricted stock, under the Omnibus Plan, from our treasury stock at an average cost of $39.82 per share and repurchased 6,589 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $40.95 per share. During the nine months ended September 30, 2016, option holders exercised 13,939 options with a weighted-average exercise price of $23.25 per option. Option holders exercised 2,083 of these options via net share settlement.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$70,719	$3,737	$—	$74,456
Services Revenue:
Transportation and Logistics (1)	17,066	4,073	—	21,139
Industrial Cleaning (2)	—	5,025	—	5,025
Technical Services (3)	—	20,364	—	20,364
Remediation (4)	—	3,326	—	3,326
Other (5)	—	514	—	514
Total Revenue	$87,785	$37,039	$—	$124,824

Depreciation, amortization and accretion	$8,665	$1,356	$115	$10,136
Capital expenditures	$1,960	$450	$546	$2,956
Total assets	$589,841	$124,351	$59,118	$773,310

	Three Months Ended September 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services (6)	Corporate	Total
Treatment & Disposal Revenue	$73,487	$3,504	$—	$76,991
Services Revenue:
Transportation and Logistics (1)	18,460	5,840	—	24,300
Industrial Cleaning (2)	—	28,059	—	28,059
Technical Services (3)	—	17,640	—	17,640
Remediation (4)	—	1,253	—	1,253
Other (5)	—	171	—	171
Total Revenue	$91,947	$56,467	$—	$148,414

Depreciation, amortization and accretion	$8,619	$1,930	$126	$10,675
Capital expenditures	$4,365	$1,516	$436	$6,317
Total assets	$594,421	$206,341	$62,614	$863,376

	Nine Months Ended September 30, 2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$204,352	$9,386	$—	$213,738
Services Revenue:
Transportation and Logistics (1)	47,754	14,416	—	62,170
Industrial Cleaning (2)	—	16,497	—	16,497
Technical Services (3)	—	57,136	—	57,136
Remediation (4)	—	8,816	—	8,816
Other (5)	—	2,136	—	2,136
Total Revenue	$252,106	$108,387	$—	$360,493

Depreciation, amortization and accretion	$25,117	$4,070	$362	$29,549
Capital expenditures	$18,309	$1,883	$2,358	$22,550
Total assets	$589,841	$124,351	$59,118	$773,310

	Nine Months Ended September 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services (6)	Corporate	Total
Treatment & Disposal Revenue	$217,045	$9,723	$—	$226,768
Services Revenue:
Transportation and Logistics (1)	49,269	20,496	—	69,765
Industrial Cleaning (2)	—	71,601	—	71,601
Technical Services (3)	—	50,243	—	50,243
Remediation (4)	—	5,492	—	5,492
Other (5)	—	928	—	928
Total Revenue	$266,314	$158,483	$—	$424,797

Depreciation, amortization and accretion	$26,047	$8,040	$405	$34,492
Capital expenditures	$17,226	$6,588	$1,879	$25,693
Total assets	$594,421	$206,341	$62,614	$863,376

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

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2016	2015	2016	2015
Net income	$10,114	$9,904	$26,569	$17,907
Income tax expense	6,278	6,858	16,828	14,815
Interest expense	4,288	5,081	13,150	16,208
Interest income	(8)	(17)	(90)	(64)
Foreign currency (gain) loss	224	994	(192)	1,769
Other (income) expense	19	(387)	(2,480)	(1,156)
Depreciation and amortization of plant and equipment	6,454	6,591	18,561	21,726
Amortization of intangibles	2,651	2,952	7,907	9,558
Stock-based compensation	605	646	2,182	1,736
Accretion and non-cash adjustment of closure & post-closure liabilities	1,031	1,132	3,081	3,208
Impairment charges	—	—	—	6,700
Adjusted EBITDA	$31,656	$33,754	$85,516	$92,407

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2016	2015	2016	2015
Adjusted EBITDA:
Environmental Services	$37,747	$38,420	$104,352	$110,778
Field & Industrial Services	4,466	6,435	13,267	15,790
Corporate	(10,557)	(11,101)	(32,103)	(34,161)
Total	$31,656	$33,754	$85,516	$92,407

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2016	2015	2016	2015
United States	$111,005	$138,367	$325,379	$392,698
Canada	13,819	10,047	35,114	32,099
Total revenue	$124,824	$148,414	$360,493	$424,797

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2016	2015
United States	$398,722	$400,320
Canada	55,046	49,585
Total long-lived assets	$453,768	$449,905

NOTE 17.             SUBSEQUENT EVENTS

Quarterly Dividend

On October 3, 2016, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 21, 2016. The dividend was paid using cash on hand on October 28, 2016 in an aggregate amount of $3.9 million.

Acquisition of Vernon, California Facility (“Vernon”)

On October 1, 2016, we acquired the assets of the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC for $5.0 million.  Revenues and total assets of Vernon are not material to our consolidated financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and of cash flows for the nine-month periods ended September 30, 2016 and 2015. This interim financial information is the responsibility of the Company’s management.

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

October 31, 2016

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

We have fixed facilities and service centers operating in the United States, Canada and Mexico. Our fixed facilities include five Resource Conservation and Recovery Act of 1976, subtitle C, hazardous waste landfills and one low-level radioactive waste landfill located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and from fees charged to perform various field and industrial services for our customers.

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

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of Environmental Services segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2016 and 2015 were as follows:

	% of Treatment and Disposal Revenue (1)(2) for the Three Months Ended September 30,
Generator Industry	2016	2015
Metal Manufacturing	16%	14%
General Manufacturing	16%	12%
Broker / Treatment, Storage & Disposal Facilities (“TSDF”)	15%	14%
Chemical Manufacturing	12%	16%
Refining	11%	11%
Government	5%	8%
Utilities	4%	4%
Mining, Exploration & Production	3%	3%
Transportation	2%	3%
Waste Management & Remediation	2%	2%
Other (3)	14%	13%

(1) Excludes all transportation service revenue

(2) Excludes treatment and disposal revenue from the Augusta, Georgia facility which we divested on April 5, 2016.

(3) Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1)(2) for the Nine Months Ended September 30,
Generator Industry	2016	2015
Metal Manufacturing	16%	15%
Broker / TSDF	15%	15%
General Manufacturing	14%	11%
Chemical Manufacturing	13%	20%
Refining	11%	11%
Government	6%	7%
Utilities	4%	4%
Mining, Exploration and Production	3%	3%
Transportation	3%	3%
Waste Management & Remediation	2%	2%
Other (3)	13%	9%

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

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2016, approximately 20% of our T&D revenue was derived from Event Business projects, down from 25% for the three months ended September 30, 2015. For the three months ended September 30, 2016, Event Business revenue decreased 24% compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, approximately 18% of our T&D revenue was derived from Event Business projects, down from 25% for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, Event Business revenue decreased 34% compared to the nine months ended September 30, 2015. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended September 30, 2016, Base Business revenue increased 4% compared to the three months ended September 30, 2015. Base Business revenue was approximately 80% of total T&D revenue for the three months ended September 30, 2016, up from 75% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, Base Business revenue increased 4% compared to the nine months ended September 30, 2015. Base Business revenue was approximately 82% of total T&D revenue for the nine months ended September 30, 2016, up from 75% for the nine months ended September 30, 2015. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Adverse conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste cleanup projects and other work. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. Spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Operating results and percentage of revenues were as follows:

	Three Months Ended September 30,				2016 vs. 2015
$s in thousands	2016	%	2015	%	$ Change	% Change

Revenue
Environmental Services	$87,785	70%	$91,947	62%	$(4,162)	-5%
Field & Industrial Services	37,039	30%	56,467	38%	(19,428)	-34%

Total	124,824	100%	148,414	100%	(23,590)	-16%

Gross Profit
Environmental Services	33,636	38%	35,582	39%	(1,946)	-5%
Field & Industrial Services	5,718	15%	10,358	18%	(4,640)	-45%

Total	39,354	32%	45,940	31%	(6,586)	-14%

Selling, General & Administrative Expenses
Environmental Services	4,676	5%	5,867	6%	(1,191)	-20%
Field & Industrial Services	2,657	7%	5,907	10%	(3,250)	-55%
Corporate	11,106	n/a	11,733	n/a	(627)	-5%

Total	18,439	15%	23,507	16%	(5,068)	-22%

Net Income	10,114	8%	9,904	7%	210	2%

Adjusted EBITDA
Environmental Services	37,747	43%	38,420	42%	(673)	-2%
Field & Industrial Services	4,466	12%	6,435	11%	(1,969)	-31%
Corporate	(10,557)	n/a	(11,101)	n/a	544	-5%

Total	$31,656	25%	$33,754	23%	$(2,098)	-6%

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

	Three Months Ended September 30,		2016 vs. 2015
$s in thousands	2016	2015	$ Change	% Change

Net Income	$10,114	$9,904	$210	2%
Income tax expense	6,278	6,858	(580)	-8%
Interest expense	4,288	5,081	(793)	-16%
Interest income	(8)	(17)	9	-53%
Foreign currency loss	224	994	(770)	-77%
Other (income) expense	19	(387)	406	-105%
Depreciation and amortization of plant and equipment	6,454	6,591	(137)	-2%
Amortization of intangibles	2,651	2,952	(301)	-10%
Stock-based compensation	605	646	(41)	-6%
Accretion and non-cash adjustment of closure and post-closure liabilities	1,031	1,132	(101)	-9%

Adjusted EBITDA	$31,656	$33,754	$(2,098)	-6%

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

Revenue

Total revenue decreased 16% to $124.8 million for the third quarter of 2016 compared with $148.4 million for the third quarter of 2015.

Environmental Services

Environmental Services segment revenue decreased 5% to $87.8 million for the third quarter of 2016 compared to $91.9 million for the third quarter of 2015. T&D revenue decreased 4% in the third quarter of 2016, primarily as a result of a 24% decrease in project-based Event Business. Transportation service revenue decreased 9% compared to the third quarter of 2015, reflecting fewer Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed decreased 17% for the third quarter of 2016 compared to the third quarter of 2015.

T&D revenue from recurring Base Business waste generators increased 4% in the third quarter of 2016 compared to the third quarter of 2015 and comprised 80% of total T&D revenue for the third quarter of 2016. During the third quarter of 2016, increases in Base Business T&D revenue from the refining, general manufacturing, utilities and broker/TSDF industry groups were offset by decreases in Base Business T&D revenue from the chemical manufacturing and waste management & remediation industry groups.

T&D revenue from Event Business waste generators decreased 24% for the third quarter of 2016 compared to the third quarter of 2015 and comprised 20% of total T&D revenue for the third quarter of 2016. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, government, refining and utilities industry groups, partially offset by higher T&D revenue from the general manufacturing, metal manufacturing and “Other” industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a large East Coast remedial cleanup project in the third quarter of 2015 and the completion of a nuclear fuels fabrication plant decommissioning in the first quarter of 2016. The decrease in revenue from the government, refining and utilities industry groups is primarily attributable to lower Event Business volumes.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the third quarter of 2016 as compared to the third quarter of 2015:

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

General Manufacturing	29%
Waste Management & Remediation	21%
Other	7%
Metal Manufacturing	7%
Mining, Exploration & Production	7%
Broker / TSDF	3%
Refining	1%
Transportation	-13%
Utilities	-15%
Chemical Manufacturing	-32%
Government	-40%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 34% to $37.0 million for the third quarter of 2016 compared with $56.5 million for the third quarter of 2015. The decrease is primarily attributable to the Allstate business, divested on November 1, 2015, which contributed segment revenue of $20.1 million in the third quarter of 2015.

Gross Profit

Total gross profit decreased 14% to $39.4 million for the third quarter of 2016, down from $45.9 million for the third quarter of 2015. Total gross margin was 32% for the third quarter of 2016 compared with 31% for the third quarter of 2015.

Environmental Services

Environmental Services segment gross profit decreased 5% to $33.6 million for the third quarter of 2016, down from $35.6 million for the third quarter of 2015. This decrease primarily reflects lower T&D volumes for the third quarter of 2016 compared to the third quarter of 2015. Total segment gross margin was 38% for the third quarter of 2016 compared with 39% for the third quarter of 2015. T&D gross margin was 43% for the third quarter of 2016 compared with 44% for the third quarter of 2015.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 45% to $5.7 million for the third quarter of 2016, down from $10.4 million for the third quarter of 2015. Total segment gross margin was 15% for the third quarter of 2016 compared with 18% for the third quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment gross profit of $4.9 million in the third quarter of 2015.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $18.4 million, or 15% of total revenue, for the third quarter of 2016 compared with $23.5 million, or 16% of total revenue, for the third quarter of 2015.

Environmental Services

Environmental Services segment SG&A decreased 20% to $4.7 million, or 5% of segment revenue, for the third quarter of 2016 compared with $5.9 million, or 6% of segment revenue, for the third quarter of 2015, primarily reflecting insurance proceeds received in the third quarter of 2016 and higher gains on sales of assets in the third quarter of 2016 compared with the third quarter of 2015.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 55% to $2.7 million, or 7% of segment revenue, for the third quarter of 2016 compared with $5.9 million, or 10% of segment revenue, for the third quarter of 2015. The decrease is primarily attributable to the Allstate business, divested on November 1, 2015, which contributed segment SG&A of $3.2 million in the third quarter of 2015.

Corporate

Corporate SG&A was $11.1 million, or 9% of total revenue, for the third quarter of 2016 compared with $11.7 million, or 8% of total revenue, for the third quarter of 2015, primarily reflecting lower employee incentive costs and lower professional services expenses in the third quarter of 2016 compared with the third quarter of 2015.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the third quarter of 2016 was 38.3% compared with 40.9% for the third quarter of 2015. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the third quarter of 2016 compared with the third quarter of 2015. The decrease was partially offset by a higher U.S. effective tax rate in the third quarter of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Interest expense

Interest expense was $4.3 million for the third quarter of 2016 compared with $5.1 million for the third quarter of 2015. The decrease is primarily due to lower debt levels in the third quarter of 2016 compared with the third quarter of 2015. Interest expense for the third quarter of 2016 includes $91,000 of incremental non-cash amortization of deferred financing fees associated with debt principal prepayments made during the third quarter of 2016.

Foreign currency loss

We recognized a $224,000 non-cash foreign currency loss for the third quarter of 2016 compared with a $1.0 million non-cash foreign currency loss for the third quarter of 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2016, we had $20.5 million of intercompany loans subject to currency revaluation.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $6.5 million for the third quarter of 2016 compared with $6.6 million for the third quarter of 2015. The Allstate business, divested on November 1, 2015, contributed depreciation and amortization expense of $377,000 in the third quarter of 2015.

Amortization of intangibles

Intangible assets amortization expense was $2.7 million for the third quarter of 2016 compared with $3.0 million for the third quarter of 2015. The Allstate business, divested on November 1, 2015, contributed intangible assets amortization expense of $235,000 in the third quarter of 2015.

Stock-based compensation

Stock-based compensation expense decreased 6% to $605,000 for the third quarter of 2016 compared with $646,000 for the third quarter of 2015 as a result of forfeitures of unvested equity awards in the third quarter of 2016.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.0 million for the third quarter of 2016 compared with $1.1 million for the third quarter of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Operating results and percentage of revenues were as follows:

	Nine Months Ended September 30,				2016 vs. 2015
$s in thousands	2016	%	2015	%	$ Change	% Change

Revenue
Environmental Services	$252,106	70%	$266,314	63%	$(14,208)	-5%
Field & Industrial Services	108,387	30%	158,483	37%	(50,096)	-32%

Total	360,493	100%	424,797	100%	(64,304)	-15%

Gross Profit
Environmental Services	94,685	38%	101,309	38%	(6,624)	-7%
Field & Industrial Services	16,783	15%	25,945	16%	(9,162)	-35%

Total	111,468	31%	127,254	30%	(15,786)	-12%

Selling, General & Administrative Expenses
Environmental Services	15,791	6%	16,806	6%	(1,015)	-6%
Field & Industrial Services	7,732	7%	18,342	12%	(10,610)	-58%
Corporate	34,160	n/a	35,927	n/a	(1,767)	-5%

Total	57,683	16%	71,075	17%	(13,392)	-19%

Net Income	26,569	7%	17,907	4%	8,662	48%

Adjusted EBITDA
Environmental Services	104,352	41%	110,778	42%	(6,426)	-6%
Field & Industrial Services	13,267	12%	15,790	10%	(2,523)	-16%
Corporate	(32,103)	n/a	(34,161)	n/a	2,058	-6%

Total	$85,516	24%	$92,407	22%	$(6,891)	-7%

Adjusted EBITDA

As discussed above, the primary financial measure used by management to assess segment performance is Adjusted EBITDA. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,		2016 vs. 2015
$s in thousands	2016	2015	$ Change	% Change

Net Income	$26,569	$17,907	$8,662	48%
Income tax expense	16,828	14,815	2,013	14%
Interest expense	13,150	16,208	(3,058)	-19%
Interest income	(90)	(64)	(26)	41%
Foreign currency (gain) loss	(192)	1,769	(1,961)	-111%
Other income	(2,480)	(1,156)	(1,324)	115%
Depreciation and amortization of plant and equipment	18,561	21,726	(3,165)	-15%
Amortization of intangibles	7,907	9,558	(1,651)	-17%
Stock-based compensation	2,182	1,736	446	26%
Accretion and non-cash adjustment of closure and post-closure liabilities	3,081	3,208	(127)	-4%
Impairment charges	—	6,700	(6,700)	n/m

Adjusted EBITDA	$85,516	$92,407	$(6,891)	-7%

Revenue

Total revenue decreased 15% to $360.5 million for the first nine months of 2016 compared with $424.8 million for the first nine months of 2015.

Environmental Services

Environmental Services segment revenue decreased 5% to $252.1 million for the first nine months of 2016 compared to $266.3 million for the first nine months of 2015. T&D revenue decreased 6% in the first nine months of 2016, primarily as a result of a 34% decrease in project-based Event Business. Transportation service revenue decreased 4% for the first nine months of 2016 compared to the first nine months of 2015, reflecting fewer Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed decreased 14% for the first nine months of 2016 compared to the first nine months of 2015.

T&D revenue from recurring Base Business waste generators increased 4% for the first nine months of 2016 compared to the first nine months of 2015 and comprised 82% of total T&D revenue. During the first nine months of 2016, increases in Base Business T&D revenue from the refining, general manufacturing and “Other” industry groups were partially offset by decreases in T&D revenue from Base Business in the chemical manufacturing, government and broker/TSDF industry groups.

T&D revenue from Event Business waste generators decreased 34% for the first nine months of 2016 compared to the first nine months of 2015 and comprised 18% of T&D revenue for the first nine months of 2016. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, refining and government industry groups, partially offset by higher T&D revenue from the general manufacturing and “Other” industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a large East Coast remedial cleanup project in the third quarter of 2015 and the completion of a nuclear fuels fabrication plant decommissioning in the first quarter of 2016. The decrease in revenue from the refining and government industry groups is primarily attributable to lower Event Business volumes.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first nine months of 2016 as compared to the first nine months of 2015:

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

General Manufacturing	23%
Other	19%
Waste Management & Remediation	15%
Utilities	12%
Mining and E&P	2%
Metal Manufacturing	1%
Broker / TSDF	-2%
Refining	-5%
Transportation	-13%
Government	-25%
Chemical Manufacturing	-41%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 32% to $108.4 million for the first nine months of 2016 compared with $158.5 million for the first nine months of 2015. The decrease is primarily attributable to the Allstate business, divested on November 1, 2015, which contributed segment revenue of $51.0 million in the first nine months of 2015.

Gross Profit

Total gross profit decreased 12% to $111.5 million for the first nine months of 2016, down from $127.3 million for the first nine months of 2015. Total gross margin was 31% for the first nine months of 2016 compared with 30% for the first nine months of 2015.

Environmental Services

Environmental Services segment gross profit decreased 7% to $94.7 million for the first nine months of 2016, down from $101.3 million for the first nine months of 2015. This decrease primarily reflects lower T&D volumes for the first nine months of 2016 compared to the first nine months of 2015. Total segment gross margin was 38% for the first nine months of both 2016 and 2015. T&D gross margin was 42% for the first nine months of 2016 compared with 43% for the first nine months of 2015.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 35% to $16.8 million for the first nine months of 2016, down from $25.9 million for the first nine months of 2015. Total segment gross margin was 15% for the first nine months of 2016 compared with 16% for the first nine months of 2015. The Allstate business, divested on November 1, 2015, contributed segment gross profit of $10.8 million in the first nine months of 2015.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $57.7 million, or 16% of total revenue, for the first nine months of 2016 compared with $71.1 million, or 17% of total revenue, for the first nine months of 2015.

Environmental Services

Environmental Services segment SG&A decreased 6% to $15.8 million, or 6% of segment revenue, for the first nine months of 2016 compared with $16.8 million, or 6% of segment revenue, for the first nine months of 2015, primarily reflecting higher gains on sales of assets in the first nine months of 2016 compared to the first nine months of 2015.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 58% to $7.7 million, or 7% of segment revenue, for the first nine months of 2016 compared with $18.3 million, or 12% of segment revenue, for the first nine months of 2015. The Allstate business, divested on November 1, 2015, contributed segment SG&A of $9.9 million in the first nine months of 2015. The remaining decrease in segment SG&A primarily reflects lower employee labor costs in the first nine months of 2016 compared to the first nine months of 2015.

Corporate

Corporate SG&A was $34.2 million, or 9% of total revenue, for the first nine months of 2016 compared with $35.9 million, or 8% of total revenue, for the first nine months of 2015, primarily reflecting lower business development expenses, partially offset by higher employee labor costs in the first nine months of 2016 compared to the first nine months of 2015.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first nine months of 2016 was 38.8% compared with 37.6% when excluding non-deductible goodwill impairment charges of $6.7 million recorded during the third quarter of 2015. The increase primarily reflects a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first nine months of 2016 compared with the first nine months of 2015. The increase is also partially attributable to a higher U.S. effective tax rate in the first nine months of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Interest expense

Interest expense was $13.2 million for the first nine months of 2016 compared with $16.2 million for the first nine months of 2015. The decrease is primarily due to lower debt levels in the first nine months of 2016 compared with the first nine months of 2015. Interest expense during the first nine months of 2016 includes $291,000 of incremental non-cash amortization of deferred financing fees associated with debt principal prepayments made during the first nine months of 2016.

Foreign currency gain (loss)

We recognized a $192,000 non-cash foreign currency gain for the first nine months of 2016 compared with a $1.8 million non-cash foreign currency loss for the first nine months of 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2016, we had $20.5 million of intercompany loans subject to currency revaluation.

Other income

Other income for the first nine months of 2016 includes approximately $2.0 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $18.6 million for the first nine months of 2016 compared with $21.7 million for the first nine months of 2015. The Allstate business, divested on November 1, 2015, contributed depreciation and amortization expense of $2.2 million in the first nine months of 2015.

Amortization of intangibles

Intangible assets amortization expense was $7.9 million for the first nine months of 2016 compared with $9.6 million for the first nine months of 2015. The Allstate business, divested on November 1, 2015, contributed intangible assets amortization expense of $1.4 million in the first nine months of 2015.

Stock-based compensation

Stock-based compensation expense increased 26% to $2.2 million for the first nine months of 2016 compared with $1.7 million for the first nine months of 2015 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $3.1 million for the first nine months of 2016 compared with $3.2 million for the first nine months of 2015.

Impairment charges

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the third quarter of 2015. The divestiture of the Allstate business was completed on November 1, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the senior secured credit agreement (the “Credit Agreement”). At September 30, 2016, we had $6.4 million in cash and cash equivalents immediately available and $115.2 million of borrowing capacity available under our revolving line of credit (the “Revolving Credit Facility”). We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $56.4 million. This primarily reflects net income of $26.6 million, non-cash depreciation, amortization and accretion of $29.5 million, a decrease in accounts receivable of $8.7 million, share-based compensation expense of $2.2 million, non-cash amortization of debt issuance costs of $1.6 million, and a decrease in income taxes receivable of $1.1 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.6 million, a decrease in deferred income taxes of $2.8 million, the gain recognized on the divestiture of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture of $2.0 million, and a decrease in deferred revenue of $1.9 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing of customer payments. Changes in income taxes receivable and payable are primarily attributable to the timing of income tax payments. Changes in deferred revenue are primarily attributable to the timing of the treatment and disposal of waste received but not yet processed.

Days sales outstanding were 72 days as of September 30, 2016, compared to 68 days as of December 31, 2015 and 76 days as of September 30, 2015. The increase in days sales outstanding compared to December 31, 2015 is primarily attributable to a higher proportion of accounts receivable as a percentage of lower third quarter revenues.

For the nine months ended September 30, 2015, net cash provided by operating activities was $57.0 million. This primarily reflects net income of $17.9 million, non-cash depreciation, amortization and accretion of $34.5 million, non-cash impairment charges of $6.7 million, a decrease in accounts receivable of $7.2 million, a decrease in income taxes receivable of $6.6 million, unrealized foreign currency losses of $2.7 million, share-based compensation expense of $1.7 million and non-cash amortization of debt issuance costs of $1.5 million, partially offset by a decrease in deferred revenue of $5.4 million, a decrease in accounts payable and accrued liabilities of $5.3 million, a decrease in closure and post-closure obligations of $4.4 million, a decrease in deferred income taxes of $4.0 million, a decrease in income taxes payable of $2.3 million and a decrease in accrued salaries and benefits of $1.9 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant East Coast remedial cleanup project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2015 for accrued fiscal year 2014 incentive compensation.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $29.3 million, primarily related to capital expenditures of $22.6 million, deposit of $5.0 million for the purchase of the assets of the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC (see Note 17 to the Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for additional information) and the purchase of Environmental Services Inc., (“ESI”), for $4.9 million, net of cash acquired, partially offset by proceeds from the divestiture of our Augusta, Georgia facility for $2.7 million, net of cash divested. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada, Beatty, Nevada and Robstown, Texas facilities and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

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

Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $26.7 million, consisting primarily of $17.2 million of payments on the Company’s term loan and $11.8 million of dividend payments to our stockholders, partially offset by $2.3 of net borrowings on our revolving credit facility to fund working capital requirements.

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

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At September 30, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $215.0 million, or 76%, of the Term Loan principal outstanding as of September 30, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). At September 30, 2016, the effective interest rate on the Revolving Credit Facility was 5.25%. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2016, there were $2.3 million of working capital borrowings outstanding on the Revolving Credit Facility. These borrowings are due “on demand” and presented as short-term debt in the consolidated balance sheets. As of September 30, 2016, the availability under the Revolving Credit Facility was $115.2 million with $7.5 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 10, of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2016. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2016, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of September 30, 2016, there were $283.8 million of borrowings outstanding under the Term Loan and $2.3 million of borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $286.1 million under our Credit Agreement at September 30, 2016 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $584,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2016, our Canadian subsidiaries transacted approximately 55% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2016, we had $20.5 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the nine months ended September 30, 2016, the CAD strengthened as compared to the USD resulting in a $380,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of September 30, 2016, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2016 would have generated a gain or loss of approximately $205,000 for the nine months ended September 30, 2016.

We had a total pre-tax foreign currency gain of $192,000 for the nine months ended September 30, 2016. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non-recurring event cleanup projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, adverse economic or market conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, fluctuations in foreign currency markets, lawsuits, our willingness or ability to repurchase stock or pay dividends, implementation of new technologies, limitations on our available cash flow as a result of our indebtedness and our ability to effectively execute our acquisition strategy and integrate future acquisitions.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in this report or our Form 10-K for the fiscal year ended December 31, 2015 could harm our business, prospects, operating results, and financial condition.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the nine months ended September 30, 2016. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1 to 31, 2016	—	$—	—	25,000,000
August 1 to 31, 2016 (1)	922	43.20	—	25,000,000
September 1 to 30, 2016	—	—	—	25,000,000

Total	922	$43.20	—	$25,000,000

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: October 31, 2016	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer