Form 10-K
period 2016-12-31
US ECOLOGY, INC.
filed 2017-02-27
CIK 742126

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2016 was approximately $992.0 million based on the closing price of $45.95 per share as reported on the NASDAQ Global Market System.

At February 17, 2017, there were 21,798,917 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 23, 2017 to be filed within 120 days after the registrant's fiscal year ended December 31, 2016, portions of which are incorporated by reference into Part III of this Form 10-K.

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

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology's comprehensive knowledge of the waste business, its collection of waste management facilities and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. US Ecology and its predecessor companies have been in business for more than 60 years. As of December 31, 2016, we employed approximately 1,450 people.

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

We have fixed facilities and service centers operating in the United States, Canada and Mexico. Our fixed facilities include five permitted hazardous waste landfills and one LLRW landfill located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and to perform various field and industrial services for our customers.

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

We own and operate five permitted hazardous waste treatment and disposal landfills in the United States and Canada used primarily for the disposal of wastes treated at Company-owned onsite and offsite treatment facilities. The United States landfills are regulated under RCRA by the respective states in which they are located and the USEPA while our Canadian landfill is regulated by the Quebec Ministry of

Environment. We also operate a commercial LLRW landfill in Richland, Washington that is licensed by the Washington Department of Health through delegated authority of the NRC. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

As of December 31, 2016, the capacity used in the calculation of the useful economic lives of our six landfills includes approximately 39.5 million cubic yards of remaining permitted airspace capacity and approximately 18.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills. We believe it is probable that this unpermitted airspace capacity will be permitted in the future based on our analysis of site conditions, past regulatory approvals on adjacent property, and our interactions with regulators on applicable regulations, although there can be no assurance that any additional unpermitted airspace capacity will be permitted in the future.

Treatment and disposal ("T&D") revenue can be broken down into two categories, based on the underlying nature of the revenue source: "Base Business" and "Event Business." We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. The duration of Event Business projects can last from a several-week cleanup of a contaminated site to a multiple year cleanup project.

A significant portion of our T&D revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2016, approximately 18% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of Base Business waste received also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

The types of waste received, also referred to as "service mix," can produce significant quarter-to-quarter and year-to-year variations in revenue, average selling price, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Base Business represented approximately 82% and 75% of disposal revenue (excluding transportation) for the years ended December 31, 2016 and 2015, respectively. Event Business contributed approximately 18% and 25% of disposal revenue (excluding transportation) for the years ended December 31, 2016 and 2015, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed ("direct disposal") or requires the application of chemical reagents, absorbents or other additives (variable costs) to treat the waste prior to disposal.

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
Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA, PCB remediation and certain NRC-exempt (LARM and NORM/NARM) radioactive waste. PCB waste storage for off-site shipment. Features a thermal desorption system permitted as a Subpart X RCRA treatment unit that treats and recycles organic materials including recoverable oils and metal catalysts from petroleum wastes. Rail transfer station.
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
Permitted by the Canadian Ministry of Environment and authorized under the Environmental Quality Act by Order-in-Council to treat and stabilize inorganic hazardous liquid and solid waste and contaminated soils to produce a non-leachable concrete-like material for disposal in the onsite landfill. Specializes in processing hard-to-treat materials, such as cyanides, mercury compounds, strong acids, non-organic oxidizers, lab packs, contaminated debris and batteries. Direct rail access.
Richland, Washington	Yes
LLRW disposal facility accepts Class A, B, and C commercial LLRW from within the Northwest Interstate and Rocky Mountain Compacts, NORM/NARM and LARM waste including radium sources produced by customers nationwide. One of only three full-service Class A, B, and C disposal facilities in the nation.

Location	Onsite Landfill	Services
Detroit, Michigan	No	RCRA Part B and Centralized Wastewater Treatment ("CWT") permitted industrial hazardous and non-hazardous treatment of liquid wastes, stabilization, solidification, chemical oxidation/reduction and deactivation of hazardous and non-hazardous solid and liquid wastes. Direct rail access.
Canton, Ohio	No
RCRA Part B and CWT permitted wastewater treatment of hazardous and non-hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of hazardous and non-hazardous liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
Harvey, Illinois	No
RCRA Part B and CWT permitted wastewater treatment of hazardous and non-hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation, metals recovery of hazardous and non-hazardous liquid and solid wastes and industrial cleaning. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
York, Pennsylvania	No
RCRA Part B and CWT permitted wastewater treatment of hazardous and non-hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of hazardous and non-hazardous liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
Tulsa, Oklahoma	No
RCRA Part B and CWT permitted wastewater treatment of hazardous and non-hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction and deactivation of hazardous and non-hazardous liquid and solid wastes.
Tilbury, Ontario, Canada	No
Hazardous and non-hazardous industrial waste treatment, storage, and disposal facility permitted by the Ontario Ministry of Environment. Provides bulking, blending and solidification services. Treatment of non-hazardous hydrocarbon contaminated solids to industrial re-use standards. Full licensed and permitted fleet of hazardous and non-hazardous transportation equipment. Also provides heavy industrial cleaning and confined space entry and rescue services along with emergency response.
Vernon, California	No
RCRA Part B and CWT permitted wastewater treatment of hazardous and non-hazardous liquid wastes. Storage and consolidation of hazardous and non-hazardous wastes. California State certified laboratory. Direct rail access.

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

We also operate a thermal desorption unit at our Robstown, Texas facility that recovers oil and metal bearing catalyst from refinery waste. The recycled oil and recycled catalyst are sold to third parties.

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

Transportation

For waste transported by rail from locations distant from our facilities, transportation-related revenue can vary significantly and can account for as much as 75% of total project revenue. While bundling transportation and disposal services may reduce overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that we believe we could not have otherwise competed for successfully. Our Company-owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals. These Company-owned railcars also help us to win business during times of demand-driven railcar scarcity. We also utilize a variety of specially designed and constructed Company-owned tanker trucks and trailers as well as various third-party transporters to support this activity. Further, to maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from cleanup sites to disposal facilities operated by other companies. Such transportation services may also be bundled with logistics and field services support work.

Field & Industrial Services Segment

Our Field & Industrial Services include a wide range of industrial maintenance and specialty services at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. Onsite specialty services include excavation, high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response. We provide these services through a network of facilities located throughout the Eastern United States that are organized into service lines including Small Quantity Generation, Remediation Services, Managed Services, Emergency Response, Transfer and Processing and Terminal Services and Industrial Services.

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

Managed Services

Our managed service offerings consist of Total Waste Management ("TWM") programs. Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance.

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

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification and prioritization of new cleanup needs, cleanup project schedules, funding availability, regulatory changes and other public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume cleanup projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, increase waste throughput efficiency, employ innovative treatment techniques, provide complementary transportation and logistics services, build market share and increase profitability.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain LLRW Compacts, is one of three operating Compact disposal facilities in the U.S. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions, Inc. ("Energy Solutions"), exclusively serves the three-state Atlantic Compact. A third LLRW disposal facility, licensed by Waste Control Specialists, LLC and located near Andrews, Texas serves the two-state Texas Compact and approved out-of-compact waste generators. Class A LLRW from states outside the Northwest Compact region may also be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions.

Increases in pricing at AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal options for soil, debris, consumer products, industrial wastes and other materials containing LARM, including "mixed wastes," exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government cleanup projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. We have been successful at expanding our permits at four of our RCRA hazardous waste facilities to allow acceptance of additional LARM wastes.

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

Strategy

Our strategy is to capitalize on our difficult-to-replicate combination of treatment and disposal assets and complementary service lines to provide a full service offering to customers and increase market share in the diverse markets we serve. We are focused on safety, environmental compliance and a commitment to customer service excellence. In addition to organic growth initiatives, we actively pursue acquisition opportunities to expand our geographic reach, service lines and customer base. The principal elements of our business strategy are to:

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

Leverage Regulatory Expertise to Expand Permit Capabilities and Broaden Cost-Effective Service Offerings.    We have a proven track record of leveraging more than six decades of regulatory experience to broaden our service offerings. Working with customers, we assess market opportunities in relation to existing laws, regulations and permit conditions. Our engineering, operational and regulatory affairs personnel then seek authority to implement innovative processes and technologies and accept additional types of waste by modifying our existing permits or obtaining new permits.

Continue to Build on Our Robust Waste Handling Infrastructure to Increase Revenue from Existing Assets.    We believe we have a difficult to replicate set of treatment, recycling and disposal assets in the highly regulated hazardous and radioactive waste industry. We aim to enhance treatment capabilities at our existing facilities to handle additional waste streams and increase throughput. We also continue to invest in equipment and infrastructure to ensure that we have ample throughput capacity to expand our Event Business while continuing to support our Base Business customers.

Execute on Marketing Initiatives to Grow Organically.    Our sales team is focused on high margin, niche wastes that our competitors may not be able to obtain the necessary regulatory authorizations for or handle cost-effectively. We seek to expand into new markets and offer new services allowing us to cross-sell or bundle services and ultimately drive incremental volume into our existing disposal facilities. Our strategy is to have our Base Business cover our fixed overhead costs and deliver a reasonable profit, which allows the majority of our Event Business revenue to be realized as operating profit. We aim to continue building our Base Business while remaining flexible enough to handle large cleanup events.

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

Pursue a Disciplined Acquisition Strategy to Add Complementary Capabilities.    We pursue selective acquisitions to expand our disposal network, customer base and geographic footprint. We have had success achieving this in recent years through our targeted acquisition strategy, acquiring Stablex Canada Inc. ("Stablex") in 2010, Dynecol, Inc. in 2012, EQ in 2014 and Environmental Services Inc. ("ESI") and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016. The acquisition of EQ also provided us with an entirely new line of complementary field and industrial service offerings. We continue to seek acquisition opportunities to further expand our service offerings across the hazardous waste value chain while maintaining our commitment to compliance, safety and customer service excellence.

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

Diverse Markets and Customer Base.    In 2016, we serviced more than 4,000 commercial and governmental entities, such as refineries, chemical production facilities, heavy manufacturers, steel mills, waste brokers and medical and academic institutions. Our broad range of end-markets gives us exposure to a variety of industrial cycles, lessening the impact of market volatility.

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

The main federal laws governing hazardous waste management are CEPA and the Transportation of Dangerous Goods Act. Environment and Climate Change Canada is the federal agency with responsibility for environmental matters. CEPA charges Environment Canada and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Export and Import of Hazardous Waste Regulations under CEPA govern trans-border movement of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify the Minister of the Environment and obtain a permit to do so.

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

Our Tilbury, Ontario, Canada facility is subject to Regulation 347 of the Ontario Environmental Protection Act. Regulation 347, independently developed by the Province, regulates the collection, storage, transportation, treatment, recovery and disposal of hazardous wastes.

Waste transporters require a permit to operate under the Province's regulations and are also subject to the requirements of the Federal Transportation of Dangerous Goods law which requires reporting of quantities and disposition of materials shipped.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2016, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

Insurance policies covering our U.S. closure and post-closure obligations expire in December 2017. While we expect to timely renew these policies as we have in the past, if we are unable to obtain adequate closure, post-closure or environmental insurance, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2016, we have provided collateral of $5.8 million in funded trust agreements, $12.0 million in surety bonds, issued $2.7 million in letters of credit for financial assurance and have insurance policies of approximately $81.6 million for closure and post-closure obligations. Financial assurance, premium and collateral cost requirement increases may have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Blainville facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2016 we had $686,000 in commercial surety bonds dedicated for closure obligations.

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

Significant Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2016 or 2015. Revenue from a single customer accounted for approximately 10% of total revenue for the year ended December 31, 2014.

Geographical Information

For the year ended December 31, 2016, we derived $428.8 million or 90% of our revenue in the United States and $48.9 million or 10% of our revenue in Canada. For the year ended December 31, 2015, we derived $521.1 million or 93% of our revenue in the United States and $42.0 million or 7% of our revenue in Canada. For the year ended December 31, 2014, we derived $388.1 million or 87% of our revenue in the United States and $59.3 million or 13% of our revenue in Canada. Additional information about the geographical areas in which our revenues are derived and in which our assets are located is presented in

Note 20 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Seasonal Effects

Seasonal fluctuations due to weather and budgetary cycles can influence the timing of customer spending for our services. Typically, in the first quarter of each calendar year there is less demand for our services due to reduced construction activities related to weather. While large, multi-year cleanup projects may continue in winter months, the pace of waste shipments may be slower, or stop temporarily, due to weather. Market conditions and federal funding decisions generally have a greater influence on the business than seasonality.

Personnel

On December 31, 2016, we had approximately 1,450 employees, of which approximately 200 in the United States and 100 in Canada were represented by various labor unions.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is currently an executive officer of US Ecology:

Name	Age	Title
Jeffrey R. Feeler	47	President and Chief Executive Officer
Simon G. Bell	46	Executive Vice President and Chief Operating Officer
Eric L. Gerratt	46	Executive Vice President, Chief Financial Officer and Treasurer
Steven D. Welling	58	Executive Vice President of Sales and Marketing

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

Simon G. Bell was appointed Executive Vice President and Chief Operating Officer in November 2016. Mr. Bell previously served as the Company's Executive Vice President of Operations, Environmental Services from June 2014 to November 2016. From May 2013 to June 2014, he was Executive Vice President of Operations and Technology Development. From August 2007 to May 2013, he was Vice President of Operations. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations. From 2002 to 2005, he was our Idaho facility General Manager and Environmental Manager. His 20 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

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

We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit. The replacement of 2016 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2016 Event Business projects with new business could result in a material adverse effect on our financial condition and results of operations.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

We face competition from companies with greater resources than us, companies with closer geographic proximity to waste sites, companies with service offerings we do not provide and companies that can provide lower pricing than we can in certain instances. An increase in the number or location of commercial treatment or disposal facilities for hazardous or radioactive waste, significant expansion of existing competitor permitted capabilities, acquisitions by competitors or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. Our business is also heavily affected by waste disposal fees imposed by government agencies. These fees, which vary from state to state and are periodically adjusted, may adversely impact the competitive environment in which we operate.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, real estate developers, waste brokers/aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste cleanup projects and other discretionary work. Spending by government customers may also be reduced or temporarily suspended due to declining tax revenues that may result from a general deterioration in economic conditions or other federal or state fiscal policy. Factors that can impact general economic conditions and the level of spending by customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

Our operations are significantly affected by the commencement and completion of large and small cleanup projects; potential seasonal fluctuations due to weather; budgetary decisions and cash flow limitations influencing the timing of customer spending for remedial activities; the timing of regulatory agency decisions and judicial proceedings; changes in government regulations and enforcement policies and other factors that may delay or cause the cancellation of cleanup projects. We do not control such factors, which can cause our revenue and income to vary significantly from quarter to quarter and year to year.

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

Failure to realize the anticipated benefits and operational performance from previously acquired operations could lead to an impairment of goodwill or other intangible assets.

As a result of acquisitions in 2016, 2014, 2012 and 2010, we have goodwill of $193.6 million and indefinite-lived intangible assets of $51.8 million at December 31, 2016. We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge.

Estimates of the future performance of our reporting units assume a certain level of revenue and earnings growth over the projection period. The projected revenue and earnings growth is based on various factors and assumptions that we consider to be reasonable, including, but not limited to, growth in the industries served by the Field Services and Resource Recovery reporting units, successful implementation of our business and marketing strategies for these reporting units and continuing favorable market conditions for the customers we serve. Should any of these assumptions turn out not to be true and the projected growth not occur for these or other reasons, or the reporting units otherwise fail to meet their current financial plans, or there are changes to any other key assumptions used in the estimates, the financial performance of these reporting units could result in a future goodwill impairment.

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

On June 17, 2014 we entered into a new $540.0 million senior secured credit agreement (the "Credit Agreement") with a syndicate of banks, which substantially increased our outstanding indebtedness. As of December 31, 2016, we had total indebtedness of $285.2 million, comprised entirely of outstanding borrowings under the Credit Agreement. Our Credit Agreement requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, potentially reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes; increases our vulnerability to adverse general economic or industry conditions; makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates; and limits our ability to obtain additional financing in the future for working capital or other purposes.

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

The Company is a party to collective bargaining agreements covering approximately 300, or approximately 21%, of our employees. The agreements expire on April 30, 2017, May 31, 2018 and November 30, 2020, respectively. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

Certain of the Company's wholly-owned subsidiaries participate in multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries' union employees. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 ("ERISA"), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law regarding multi-employer defined benefit plans, a plan's termination, an employer's voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan's unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered," "seriously endangered," or "critical" status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. Contributions to these funds could also increase as a result of future collective bargaining with the unions, a shrinking contribution base as a result of the insolvency of other companies who currently contribute to these funds, failure of the Plan to meet ERISA's minimum funding requirements, lower than expected returns on pension fund assets, or other funding deficiencies. Any of the foregoing events could materially adversely affect our liquidity, cash flows and results of operations.

Based upon the information available to us from plan administrators as of April 30, 2016, certain of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in "critical" status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

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

Additional Risks of Our Environmental Services Business

A significant portion of our business depends upon non-recurring event cleanup projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2016, approximately 18% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions. A reduction in the number and size of new cleanup projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

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

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $1.0 million and $1.1 million at December 31, 2016 and 2015, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant's environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $100,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2016, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities expire in December 2017 for covered U.S. operating facilities (dedicated state-controlled closure and post-closure funds provide financial assurance for our Washington and Nevada facilities). We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operations that expire in November and December 2017, respectively. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2016, we have provided collateral of $5.8 million in funded trust agreements, $12.0 million in surety bonds, issued $2.7 million in letters of credit for financial assurance and have insurance policies of approximately $81.6 million for closure and post-closure obligations at covered U.S. operating facilities. We have $686,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

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

Our Canadian subsidiaries' facilities are located in Blainville, Québec and Tilbury, Ontario, Canada and use the Canadian dollar as their functional currency. International operations are subject to risks that may have material adverse effects on our financial condition and results of operations. The risks that our international operations are subject to include, among other things:

•
difficulties and costs relating to staffing and managing foreign operations;

•
foreign labor union relations;

•
fluctuations in the value of the Canadian dollar;

•
repatriation of cash from Canadian subsidiaries to the United States;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table describes our principal physical properties and facilities at December 31, 2016 owned or leased by us. We believe that our existing properties are in good condition and suitable for conducting our business.

Location	Segment	Function	Own/Lease
Beatty, Nevada	Environmental Svcs.	Waste treatment and landfill disposal	Lease
Robstown, Texas	Environmental Svcs.	Waste treatment and landfill disposal	Own
Grand View, Idaho	Environmental Svcs.	Waste treatment and landfill disposal	Own
Belleville, Michigan	Environmental Svcs.	Waste treatment and landfill disposal	Own
Blainville, Québec, Canada	Environmental Svcs.	Waste treatment and landfill disposal	Own/Lease
Richland, Washington	Environmental Svcs.	Landfill disposal	Sublease
Detroit, Michigan	Environmental Svcs.	Waste treatment	Own
Canton, Ohio	Environmental Svcs.	Waste treatment	Own
Harvey, Illinois	Environmental Svcs.	Waste treatment	Own
York, Pennsylvania	Environmental Svcs.	Waste treatment	Own
Tulsa, Oklahoma	Environmental Svcs.	Waste treatment	Own
Romulus, Michigan	Environmental Svcs.	Waste treatment	Own
Mt. Airy, North Carolina	Environmental Svcs.	Waste treatment	Own
Tilbury, Ontario, Canada	Environmental Svcs.	Waste treatment	Own
Vernon, California	Environmental Svcs.	Waste treatment	Own
Sulligent, Alabama	Field & Industrial Svcs.	Field and industrial waste management	Own
Tampa, Florida	Field & Industrial Svcs.	Field and industrial waste management	Own
Taylor, Michigan	Field & Industrial Svcs.	Field and industrial waste management	Own
Bayonne, New Jersey	Field & Industrial Svcs.	Field and industrial waste management	Lease
Atlanta, Georgia	Field & Industrial Svcs.	Field and industrial waste management	Lease
Wrentham, Massachusetts	Field & Industrial Svcs.	Field and industrial waste management	Own
Boise, Idaho	Corporate	Corporate Office	Lease
Livonia, Michigan	Corporate	Regional Office	Lease

In addition to the principal physical properties detailed in the table above, the Company owns or leases a number of smaller (less than 20,000 sq. ft.) properties supporting our Field & Industrial Services segment.

The following table provides additional information for our treatment facilities with onsite landfills including total acreage owned or controlled by us at each facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2016.

Location	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimated Life (Years)
Beatty, Nevada(1)	480	8,826,464	—	51
Robstown, Texas(2)	873	1,003,649	—	6
Grand View, Idaho(3)	1,411	10,476,524	18,100,000	160
Belleville, Michigan(4)	455	12,230,638	—	39
Blainville, Québec, Canada(5)	350	6,342,357	—	28
Richland, Washington(6)	100	646,768	—	39

Total		39,526,400	18,100,000

(1)
Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. The facility operates through an operating agreement with the State of Nevada on 480 acres owned by the State. In 2016, the facility secured permit modifications from the Nevada Division of Environmental Protection and the USEPA authorizing the construction of a new landfill unit at the facility. The first phase of this new landfill is anticipated to be completed in early 2017. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) that area reaches full capacity and can no longer accept waste (an estimated life of 51 years using 2016 volume); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post-closure costs.

(2)
Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 633 acres of adjacent land for future expansion. We also own 174 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006. We are currently working with the Texas Commission of Environmental Quality to permit 180 acres of adjacent land that we anticipate will add approximately 10 million cubic yards, or 30 years, of future airspace. We expect our permit to be approved in 2017.

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

(5)
Our Blainville, Québec, Canada facility has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. The facility includes an indoor hazardous and industrial waste treatment and storage facility and a rail transfer station located on 25 acres adjacent to a 325 acre disposal site. The treatment processing facility is on land owned by the Company. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Québec with a term through 2018 and one five-year renewal option. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five-year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the five-year permit period. The Province assesses fees to fund a dedicated government trust account to pay for post-closure costs at the disposal site.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of January 4, 2017 there were approximately 13,923 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2016		2015
	High	Low	High	Low
First Quarter	$44.68	$29.89	$52.42	$38.58
Second Quarter	$49.39	$40.62	$51.93	$45.30
Third Quarter	$48.84	$42.13	$52.99	$43.28
Fourth Quarter	$50.25	$38.00	$48.01	$32.76

Dividend History

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2016		2015
	Per share	Dollars	Per share	Dollars
First Quarter	$0.18	$3,918	$0.18	$3,894
Second Quarter	0.18	3,917	0.18	3,899
Third Quarter	0.18	3,919	0.18	3,907
Fourth Quarter	0.18	3,919	0.18	3,912

Total	$0.72	$15,673	$0.72	$15,612

On January 3, 2017, the Company declared a dividend of $0.18 per common share for stockholders of record on January 20, 2017. The dividend was paid from cash on hand on January 27, 2016 in an aggregate amount of $3.9 million.

Pursuant to the Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. No events of default under the Credit Agreement have occurred to date.

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and Dow Jones Waste & Disposal Services Index for the period from the end of fiscal 2011 to the end of fiscal 2016. The stock price performance shown below is not necessarily indicative of future performance.

 Comparison of Cumulative Total Stockholder Return(1) Among
US Ecology, Inc., NASDAQ Composite Index and
Dow Jones Waste & Disposal Services Index

Date	US Ecology, Inc.	Nasdaq Composite	Dow Jones US Waste & Disposal Services Index
December 31, 2011	$100.00	$100.00	$100.00
December 31, 2012	$131.01	$116.41	$108.50
December 31, 2013	$210.40	$165.47	$135.56
December 31, 2014	$231.36	$188.69	$154.20
December 31, 2015	$213.49	$200.32	$160.66
December 31, 2016	$293.07	$216.54	$194.63

(1)
Total return assuming $100 invested on December 31, 2011 and reinvestment of dividends on the day they were paid.

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

Issuer Purchases of Equity Securities

On June 1, 2016, the Company's Board of Directors authorized the repurchase of $25.0 million of the Company's outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the year ended December 31, 2016. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the year ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2016	—	$—	—	$—
February 1 to 29, 2016	—	—	—	—
March 1 to 31, 2016	5,564	40.49	—	—
April 1 to 30, 2016	—	—	—	—
May 1 to 31, 2016	—	—	—	—
June 1 to 30, 2016	103	45.95	—	25,000,000
July 1 to 31, 2016	—	—	—	25,000,000
August 1 to 31, 2016	922	43.20	—	25,000,000
September 1 to 30, 2016	—	—	—	25,000,000
October 1 to 31, 2016	—	—	—	25,000,000
November 1 to 30, 2016	—	—	—	25,000,000
December 1 to 31, 2016	—	—	—	25,000,000

Total	6,589	$40.95	—	$25,000,000

(1)
Represents shares surrendered or forfeited in connection with certain employees' tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 6.    SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2016(2)	2015(2)	2014(1)	2013	2012
Revenue	$477,665	$563,070	$447,411	$201,126	$169,138
Impairment charges	—	6,700	—	—	—
Operating income	70,029	71,631	72,450	52,931	40,638
Foreign currency gain (loss)	(138)	(2,196)	(1,499)	(2,327)	1,213
Income tax expense	21,049	21,244	22,814	17,996	16,059
Net income	$34,252	$25,611	$38,236	$32,151	$25,659
Earnings per share—basic:	$1.58	$1.18	$1.78	$1.73	$1.41
Earnings per share—diluted:	$1.57	$1.18	$1.77	$1.72	$1.40
Shares used in earnings per share calculation:
Basic	21,704	21,637	21,537	18,592	18,238
Diluted	21,789	21,733	21,655	18,676	18,281
Dividends paid per share	$0.72	$0.72	$0.72	$0.54	$0.90
Total assets	$776,400	$771,987	$910,047	$300,556	$218,694
Working capital(3)	$52,774	$54,516	$76,869	$85,356	$13,021
Long-term debt	$277,362	$293,740	$384,381	$—	$44,797
Stockholders' equity	$280,024	$256,135	$251,337	$231,538	$112,022
Return on invested capital(4)	6.1%	6.2%	6.0%	17.3%	14.6%
Adjusted EBITDA(5)	$112,786	$125,450	$108,976	$71,186	$58,352

(1)
2014 financial data reflects the acquisition of EQ on June 17, 2014.

(2)
2015 and 2016 financial data reflects the divestiture of Allstate on November 1, 2015.

(3)
Calculated as current assets minus current liabilities.

(4)
Calculated as operating income less applicable taxes divided by the sum of stockholders' equity, long-term debt, closure and post-closure obligations and monetized operating leases, less cash and short-term investments.

(5)
We define Adjusted EBITDA as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges, loss on divestiture and other income/expense. See "Adjusted EBITDA" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion of Adjusted EBITDA and a reconciliation to the most directly comparable GAAP measure, net income.

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

Effective January 1, 2016, we changed our internal reporting structure by moving the financial results of our Sulligent, Alabama and Tampa, Florida facilities from our Environmental Services segment to our Field & Industrial Services segment. The purpose of this change is to align our internal reporting structure with how we manage our business based on the primary service offering of each facility. Throughout this Annual Report on Form 10-K, our segment results for all periods presented have been recast to reflect this change.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal ("T&D") revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System ("NAICS") codes.

The composition of the Environmental Services segment T&D revenues by waste generator industry for the years ended December 31, 2016 and 2015 were as follows:

	% of Treatment and Disposal Revenue(1) for the Years Ended December 31,
Generator Industry	2016	2015
Metal Manufacturing	16%	16%
Broker / TSDF	15%	14%
General Manufacturing	14%	12%
Chemical Manufacturing	13%	19%
Refining	11%	10%
Government	6%	7%
Utilities	4%	4%
Mining, Exploration and Production	3%	3%
Transportation	3%	3%
Waste Management & Remediation	2%	2%
Other(2)	13%	10%

(1)
Excludes all transportation service revenue

(2)
Includes retail and wholesale trade, rate regulated, construction and other industries

We also categorize our Environmental Services T&D revenue as either "Base Business" or "Event Business" based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2016, approximately 18% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can also cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. While we pursue many projects months or years in advance of work performance, cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

During 2016, Base Business revenue growth was up 2% compared to 2015. Base Business revenue was approximately 82% of total 2016 T&D revenue, up from 75% in 2015. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

Our results of operations have been affected by certain significant events during the past three fiscal years including, but not limited to:

2016 Events

Divestiture of Augusta, Georgia Facility:    On April 5, 2016, we completed the divestiture of our Augusta, Georgia facility for cash proceeds of $1.9 million. The Augusta, Georgia facility was reported as part of our Environmental Services segment. Sales, net income and total assets of the Augusta, Georgia facility are not material to our consolidated financial position or results of operations in any period presented. We recognized a $1.9 million pre-tax gain on the divestiture of the Augusta, Georgia facility, which is included in Other income (expense) in our consolidated statements of operations for the year ended December 31, 2016.

Acquisition of Environmental Services Inc.:    On May 2, 2016, the Company acquired 100% of the outstanding shares of Environmental Services Inc., ("ESI"), an environmental services company based in Tilbury, Ontario, Canada. The total purchase price was $4.9 million, net of cash acquired, and was funded with cash on hand. Revenues and total assets of ESI are not material to our consolidated financial position or results of operations. We recorded $1.5 million of intangible assets and $1.0 million of goodwill on the consolidated balance sheets as a result of the acquisition. Definite-lived intangibles will be amortized over a weighted average life of approximately 14 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

Acquisition of Vernon, California Facility:    On October 1, 2016, the Company acquired the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water

Technologies LLC. The total purchase price was $5.0 million and was funded with cash on hand. Revenues and total assets of the Vernon, California facility are not material to our consolidated financial position or results of operations. We recorded $3.2 million of intangible assets and $354,000 of goodwill on the consolidated balance sheets as a result of the acquisition. Definite-lived intangibles will be amortized over a weighted average life of approximately 20 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

2015 Events

Full Year of EQ Operations:    2015 includes a full year of operating results for EQ, which was acquired on June 17, 2014.

Sale of Allstate Power Vac, Inc. ("Allstate") and Goodwill Impairment:    On November 1, 2015, we sold our Allstate subsidiary to a private investor group for cash proceeds of $58.8 million. Allstate represented the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this divestiture and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. We recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000 in the fourth quarter of 2015. In the second quarter of 2016, we received additional cash proceeds of $827,000 in settlement of final post-closing adjustments and recognized an additional $178,000 pre-tax gain. Gains and losses related to the sale of Allstate are included in Other income (expense) in our consolidated statements of operations. Cash proceeds from the transaction were used to repay debt. See Note 5 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the sale of Allstate.

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

Results of Operations

Our operating results and percentage of revenues for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,						2016 vs. 2015		2015 vs. 2014
$s in thousands	2016	%	2015	%	2014	%	$ Change	% Change	$ Change	% Change
Revenue
Environmental Services	$337,771	71%	$359,040	64%	$311,486	70%	$(21,269)	–6%	$47,554	15%
Field & Industrial Services	139,894	29%	204,030	36%	135,925	30%	(64,136)	–31%	68,105	50%

Total	477,665	100%	563,070	100%	447,411	100%	(85,405)	–15%	115,659	26%

Gross Profit
Environmental Services	126,818	38%	137,633	38%	123,769	40%	(10,815)	–8%	13,864	11%
Field & Industrial Services	20,777	15%	33,777	17%	22,017	16%	(13,000)	–38%	11,760	53%

Total	147,595	31%	171,410	30%	145,786	33%	(23,815)	–14%	25,624	18%

Selling, General & Administrative Expenses
Environmental Services	21,418	6%	22,752	6%	18,591	6%	(1,334)	–6%	4,161	22%
Field & Industrial Services	10,115	7%	21,961	11%	14,499	11%	(11,846)	–54%	7,462	51%
Corporate	46,033	n/m	48,366	n/m	40,246	n/m	(2,333)	–5%	8,120	20%

Total	77,566	16%	93,079	17%	73,336	16%	(15,513)	–17%	19,743	27%

Adjusted EBITDA
Environmental Services	139,698	41%	150,067	42%	123,086	40%	(10,369)	–7%	26,981	22%
Field & Industrial Services	16,342	12%	21,388	10%	8,638	6%	(5,046)	–24%	12,750	148%
Corporate	(43,254)	n/m	(46,005)	n/m	(22,748)	n/m	2,751	–6%	(23,257)	102%

Total	$112,786	24%	$125,450	22%	$108,976	24%	$(12,664)	–10%	$16,474	15%

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges, loss on divestiture and other income/expense.

The reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
$s in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net Income	$34,252	$25,611	$38,236	$8,641	34%	$(12,625)	–33%
Income tax expense	21,049	21,244	22,814	(195)	–1%	(1,570)	–7%
Interest expense	17,317	23,370	10,677	(6,053)	–26%	12,693	119%
Interest income	(96)	(65)	(107)	(31)	48%	42	–39%
Foreign currency loss	138	2,196	1,499	(2,058)	–94%	697	46%
Loss (gain) on divestiture	(2,034)	542	—	(2,576)	–475%	542	n/m
Other income	(597)	(1,267)	(669)	670	–53%	(598)	89%
Impairment charges	—	6,700	—	(6,700)	–100%	6,700	n/m
Depreciation and amortization of plant and equipment	25,304	27,931	24,413	(2,627)	–9%	3,518	14%
Amortization of intangibles	10,575	12,307	8,207	(1,732)	–14%	4,100	50%
Stock-based compensation	2,925	2,297	1,250	628	27%	1,047	84%
Accretion and non-cash adjustment of closure and post-closure liabilities	3,953	4,584	2,656	(631)	–14%	1,928	73%

Adjusted EBITDA	$112,786	$125,450	$108,976	$(12,664)	–10%	$16,474	15%

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

2016 Compared to 2015

Revenue

Total revenue decreased 15% to $477.7 million in 2016, compared with $563.1 million in 2015.

Environmental Services

Environmental Services segment revenue decreased 6% to $337.8 million in 2016, compared to $359.0 million in 2015. T&D revenue decreased 5% in 2016, primarily as a result of a 30% decrease in project-based Event Business. Transportation and logistics service revenue decreased 8% in 2016 compared to 2015, reflecting fewer Event Business projects utilizing the Company's transportation and logistics services. Tons of waste disposed of or processed decreased 14% in 2016 compared to 2015.

T&D revenue from recurring Base Business waste generators increased 2% in 2016 compared to 2015 and comprised 82% of total T&D revenue. During 2016, increases in Base Business T&D revenue from the refining, "Other", utilities and general manufacturing industry groups were partially offset by decreases in T&D revenue from Base Business in the chemical manufacturing and broker/TSDF industry groups.

T&D revenue from Event Business waste generators decreased 30% in 2016 compared to 2015 and comprised 18% of total T&D revenue. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, refining and government industry groups, partially offset by higher T&D revenue from the general manufacturing and "Other" industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a large East Coast remedial cleanup project in the third quarter of 2015 and the completion of a nuclear fuels fabrication plant decommissioning in the first quarter of 2016. The decrease in revenue from the refining and government industry groups is primarily attributable to lower Event Business volumes.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by waste generator industry for 2016 compared to 2015:

T&D Revenue Growth 2016 vs. 2015
Other	15%
General Manufacturing	14%
Waste Management & Remediation	10%
Utilities	9%
Refining	0%
Metal Manufacturing	–3%
Broker / TSDF	–3%
Mining and E&P	–4%
Transportation	–5%
Government	–28%
Chemical Manufacturing	–35%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 31% to $139.9 million in 2016 compared with $204.0 million in 2015. The decrease is primarily attributable to the divested Allstate business which contributed segment revenue of $59.1 million for our period of ownership in 2015.

Gross Profit

Total gross profit decreased 14% to $147.6 million in 2016, down from $171.4 million in 2015. Total gross margin was 31% for 2016 compared with 30% for 2015.

Environmental Services

Environmental Services segment gross profit decreased 8% to $126.8 million in 2016, down from $137.6 million in 2015. This decrease primarily reflects lower T&D volumes in 2016 compared to 2015. Total segment gross margin was 38% for both 2016 and 2015. T&D gross margin was 42% for 2016 compared with 43% for 2015.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 38% to $20.8 million in 2016, down from $33.8 million in 2015. Total segment gross margin was 15% for 2016 compared with 17% for 2015. The divested Allstate business contributed segment gross profit of $12.4 million for our period of ownership in 2015.

Selling, General and Administrative Expenses ("SG&A")

Total SG&A decreased to $77.6 million, or 16% of total revenue, in 2016 compared with $93.1 million, or 17% of total revenue, in 2015.

Environmental Services

Environmental Services segment SG&A decreased 6% to $21.4 million, or 6% of segment revenue, in 2016 compared with $22.8 million, or 6% of segment revenue, in 2015, primarily reflecting higher gains on sales of assets in 2016 compared to 2015.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 54% to $10.1 million, or 7% of segment revenue, in 2016 compared with $22.0 million, or 11% of segment revenue, in 2015. The divested Allstate business contributed segment SG&A of $10.9 million for our period of ownership in 2015. The remaining decrease in segment SG&A primarily reflects lower employee labor costs in 2016 compared to 2015.

Corporate

Corporate SG&A was $46.0 million, or 10% of total revenue, in 2016 compared with $48.4 million, or 9% of total revenue, in 2015, primarily reflecting lower business development expenses and lower professional services expenses in 2016 compared to 2015.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2016 was 38.1% compared with 45.3% in 2015. The decrease reflects nonrecurring non-deductible goodwill impairment charges incurred in 2015, a nondeductible loss on the sale of the Allstate business recorded during 2015 and a decrease in our U.S. effective tax rate, driven by a lower overall effective state tax rate. The lower effective state tax rate was driven by changes in apportionment of income and deferred taxes between the various states in which we operate. The decrease in the effective tax rate was partially offset by a lower proportion of earnings from our Canadian operations in 2016, which are taxed at a lower corporate tax rate. As of December 31, 2016, we had approximately $12.7 million in state and local net operating loss carry forwards ("NOLs") for which we maintain a valuation allowance on the majority of the balance. We maintain a valuation allowance on state and local NOLs when we no longer do business within a state or locality or determine it is unlikely that we will utilize these NOLs in the future. We consider it more likely than not that we will not utilize the majority of these NOLs in the future.

Interest expense

Interest expense was $17.3 million in 2016 compared with $23.4 million in 2015. The decrease is primarily due to $291,000 of incremental non-cash amortization of deferred financing fees associated with debt principal payments in 2016 compared with $2.4 million of incremental amortization in 2015. The remaining decrease is attributable to lower debt levels in 2016 compared with 2015.

Foreign currency gain (loss)

We recognized a $138,000 non-cash foreign currency loss in 2016 compared with a $2.2 million non-cash foreign currency loss in 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Canadian subsidiaries' facilities are located in Blainville, Québec and Tilbury, Ontario, Canada and use the Canadian dollar ("CAD") as their functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2016, we had $20.8 million of intercompany loans subject to currency revaluation.

Gain on divestiture

Other income in 2016 includes approximately $2.0 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $25.3 million in 2016 compared with $27.9 million in 2015. The divested Allstate business contributed depreciation and amortization expense of $2.2 million for our period of ownership in 2015.

Amortization of intangibles

Intangible assets amortization expense was $10.6 million in 2016 compared with $12.3 million in 2015. The divested Allstate business contributed intangible assets amortization expense of $1.4 million for our period of ownership in 2015.

Stock-based compensation

Stock-based compensation expense increased 27% to $2.9 million in 2016, compared with $2.3 million 2015 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $4.0 million in 2016 compared with $4.6 million in 2015.

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

Environmental Services

Environmental Services segment revenue increased 15% to $359.0 million in 2015, compared to $311.5 million in 2014. The acquired EQ operations contributed $154.9 million of segment revenue in 2015 compared with $92.3 million of segment revenue for our period of ownership in 2014. Excluding EQ operations, segment revenue decreased 7% to $204.1 million in 2015, compared with $219.2 million in 2014. T&D revenue (excluding EQ) decreased 8% in 2015 compared to 2014, primarily as a result of a 23% decrease in project-based Event Business. Transportation service revenue (excluding EQ) increased 2% compared to 2014, reflecting more Event Business projects utilizing our transportation and logistics services. Tons of waste disposed of or processed increased 5% in 2015 compared to 2014. Excluding EQ, tons of waste disposed of or processed decreased 20% in 2015 compared to 2014.

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

(1)
Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

Field & Industrial Services

Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations. Field & Industrial Services segment revenue was $204.0 million in 2015 compared with $135.9 million for our period of ownership in 2014. The divested Allstate business contributed segment revenue of $59.1 million for our period of ownership in 2015 compared with $37.0 million for our period of ownership in 2014.

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

Environmental Services

Environmental Services segment gross profit increased 11% to $137.6 million in 2015, up from $123.8 million in 2014. The acquired EQ operations contributed $57.9 million of segment gross profit in 2015 compared with $35.4 million of segment gross profit for our period of ownership in 2014. Excluding EQ operations, segment gross profit decreased 10% to $79.7 million in 2015, compared with $88.4 million in 2014. This decrease primarily reflects lower T&D volumes in 2015 compared to 2014. Total segment gross margin in 2015 was 38%. Excluding EQ operations, total segment margin was 39%. Excluding EQ operations, T&D gross margin was 48% in 2015 compared to 49% in 2014.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations. Field & Industrial Services segment gross profit and gross margin were $33.8 million and 17%, respectively, in 2015 compared with $22.0 million and 16%, respectively, for our period of ownership in 2014. The divested Allstate business contributed segment gross profit of $12.4 million for our period of ownership in 2015 compared with $8.2 million for our period of ownership in 2014.

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

Environmental Services

Environmental Services segment SG&A increased 22% to $22.8 million, or 6% of segment revenue, in 2015, up from $18.6 million, or 6% of segment revenue, in 2014. The acquired EQ operations contributed $11.6 million of segment SG&A in 2015 compared with $6.8 million of segment SG&A for our period of ownership in 2014. Excluding EQ operations, total segment SG&A was $11.1 million, or 5% of segment revenue, in 2015 compared with $11.8 million, or 5% of segment revenue, in 2014.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations. Field & Industrial Services segment SG&A was $22.0 million in 2015 compared with $14.5 million for our period of ownership in 2014. The divested Allstate business contributed segment SG&A of $10.9 million for our period of ownership in 2015 compared with $6.6 million for our period of ownership in 2014.

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

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2015 was 45.3% compared to 37.4% in 2014. The increase reflects non-deductible goodwill impairment charges, a non-deductible loss on the sale of the Allstate business recorded during 2015 and an increase in our U.S. effective tax rate, primarily driven by a higher overall effective state tax rate. The higher effective state tax rate was driven by changes in apportionment of income and deferred taxes between the various states in which we operate. The increase in the effective tax rate was also partially attributable to a lower proportion of earnings from our Canadian operations in 2015, which are taxed at a lower corporate tax rate. As of December 31, 2015, we had approximately $161,000 in federal NOLs acquired from EQ. As of December 31, 2015, we had approximately $34.2 million in state and local NOLs for which we maintain a substantial valuation allowance. We maintain a valuation allowance on state and local NOLs when we no longer do business within a state or locality or determine it is unlikely that we will utilize these NOLs in the future. We consider it unlikely that we will utilize the majority of these NOLs in the future.

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

Foreign currency gain (loss)

We recognized a $2.2 million non-cash foreign currency loss in 2015 compared with a $1.5 million non-cash foreign currency loss in 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is located in Blainville, Québec, Canada and uses the CAD as its functional currency. Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2015, we had $15.0 million of intercompany loans subject to currency revaluation.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2016, we had $7.0 million in cash and cash equivalents immediately available and $116.8 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments of our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities.    In 2016, net cash provided by operating activities was $74.6 million. This primarily reflects net income of $34.3 million, non-cash depreciation, amortization and accretion of $39.8 million, a decrease in accounts receivable of $10.9 million, share-based compensation expense of $2.9 million, non-cash amortization of debt issuance costs of $2.0 million, and a decrease in other assets of $1.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $7.7 million, a decrease in deferred income taxes of $2.7 million, the gain recognized on the divestiture of the Augusta, Georgia facility in April 2016, final closing adjustments on the Allstate divestiture of $2.0 million, and a decrease in income taxes receivable of $2.0 million. Impacts on net income are due to the factors discussed above under "Results of Operations." The decrease in receivables is primarily attributable to the timing of customer payments. Changes in income taxes receivable and payable are primarily attributable to the timing of income tax payments.

Days sales outstanding were 73 days as of December 31, 2016, compared to 68 days as of December 31, 2015. The increase in days sales outstanding compared to December 31, 2015 is primarily attributable to a decrease in revenue in 2016, compared to 2015, which resulted in a higher proportion of accounts receivable as a percentage of revenues.

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

Investing Activities.    In 2016, net cash used in investing activities was $42.0 million, primarily related to capital expenditures of $35.7 million, the purchase of the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC for $5.0 million and the purchase of Environmental Services Inc., ("ESI"), for $4.9 million, net of cash acquired, partially offset by proceeds from the divestiture of our Augusta, Georgia facility for $2.7 million, net of cash divested. Significant capital projects included construction of additional disposal capacity at our Blainville, Québec, Canada, Beatty, Nevada and Robstown, Texas facilities and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

In 2015, net cash provided by investing activities was $20.3 million, primarily related to the divestiture of Allstate for $58.7 million, net of cash divested, partially offset by capital expenditures of $39.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Québec, Canada and Robstown, Texas locations and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

In 2014, net cash used in investing activities was $488.5 million, primarily related to the purchase of EQ for $460.9 million, net of cash acquired, and capital expenditures of $28.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Québec, Canada location and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

Financing Activities.    During 2016, net cash used in financing activities was $31.6 million, consisting primarily of $18.0 million of payments on our Term Loan and $15.7 million of dividend payments to our stockholders, partially offset by $2.2 million of net proceeds on our Revolving Credit Facility to fund working capital requirements.

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company's option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At December 31, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.76%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $210.0 million, or 74%, of the Term Loan principal outstanding as of December 31, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company's total leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2016, there were $2.2 million of working capital borrowings outstanding on the Revolving Credit Facility. These borrowings are due "on demand" and presented as short-term debt in the consolidated balance sheets. The availability under the Revolving Credit Facility was $116.8 million with $6.0 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

See Note 15 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the Company's debt.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology's contractual obligations at December 31, 2016 become due as follows:

	Payments Due by Period
$s in thousands	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Closure and post-closure obligations(1)	$310,553	$2,735	$5,239	$18,977	$283,602
Operating lease commitments	13,194	6,189	6,246	430	329
Credit agreement obligations(2)	283,040	2,903	5,806	274,331	—
Interest expense(3)	56,575	13,350	25,523	17,702	—

Total contractual obligations	$663,362	$25,177	$42,814	$311,440	$283,931

(1)
For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2)
The Term Loan portion of the Credit Agreement with Wells Fargo matures on June 17, 2021 and is subject to amortization in equal quarterly installments in an aggregate annual amount of $2.9 million beginning March 31, 2017, with a final payment for the remaining principal balance due upon maturity.

(3)
Interest expense has been calculated using the effective interest rate of 3.75% in effect at December 31, 2016 on the unhedged variable rate portion of the outstanding principal and 5.17% on the fixed rate hedged portion of the outstanding principal beginning December 31, 2014, the effective date of the Company's interest rate swap agreement with Wells Fargo. The interest expense calculation reflects assumed principal reductions consistent with the disclosures in footnote (2) above.

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

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $310.6 million at December 31, 2016, with a median payment year of 2061. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2016. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2016, our weighted-average credit-adjusted risk-free interest rate was 5.9%. For financial reporting purposes, our recorded closure and post-closure obligations were $75.1 million and $71.2 million as of December 31, 2016 and 2015, respectively.

Through December 31, 2016, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

US Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities through the use of third-party insurance policies, surety bonds and standby letters of credit. Insurance policies covering our closure and post-closure obligations expire in December 2017. Our total policy limits are approximately $81.6 million. At December 31, 2016 our trust accounts had $5.8 million for our closure and post-closure obligations and are identified as Restricted cash and investments on our consolidated balance sheets.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the respective State. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2016 we had $686,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November and December 2016 and expire in November and December 2017. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Our disposal facility retirement obligations represent the present value of current cost estimates to close, maintain and monitor landfills and support facilities as described above. Cost estimates are developed using input from independent engineers, internal technical and accounting managers, as well as our environmental management group's interpretation of current legal and regulatory requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then inflate the current cost estimate by an inflation rate, estimated at December 31, 2016 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2016 was approximately 5.9%. Final closure and post-closure obligations are currently estimated as being paid through the year 2105. During 2016 we updated several assumptions, including estimated costs and timing of closing our disposal cells. These updates resulted in a net increase to our post-closure obligations of $1.7 million.

We update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill cell on an annual basis. Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor landfills and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in accretion and amortization rates which are applied prospectively over the remaining life of the asset. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $18.0 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $8.1 million.

Goodwill and Intangible Assets

As of December 31, 2016, the Company's goodwill balance was $193.6 million. We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or failure to generate sufficient cash flows at the reporting unit. For example, field and industrial services represents an emerging business for the Company and has been the focus of a shift in strategy since the acquisition of EQ. Failure to execute on planned growth initiatives within this business could lead to the impairment of goodwill and intangible assets in future periods.

We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. At December 31, 2016, we had 15 reporting units, 10 of which had allocated goodwill.

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

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2016 indicated that the fair value of each of our reporting units was substantially in excess of its respective carrying value.

We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. Fair value is generally determined by considering an internally developed discounted projected cash flow analysis. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the annual assessment occurs.

The result of the annual assessment of intangible assets with indefinite useful lives undertaken in the fourth quarter of 2016 indicated no impairment charges were required.

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

The result of the assessment of finite-lived intangible assets undertaken in 2016 indicated no impairment charges were required.

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

No events or circumstances occurred during 2016 that would indicate that our intangible assets may be impaired, therefore no other impairment tests were performed during 2016 other than the annual assessment of goodwill and intangible assets with indefinite useful lives conducted in the fourth quarter of every year.

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

As of December 31, 2016, we have PSUs outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company's common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period, based on total stockholder return relative to a set of peer companies and the S&P 600. The fair value of the PSUs is determined using a Monte Carlo simulation. Refer to Note 18 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a summary of the assumptions utilized in the Monte Carlo valuation of awards granted during 2016 and 2015.

As of December 31, 2016, we have stock option awards outstanding under the 1992 Stock Option Plan for Employees ("1992 Employee Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2008 Stock Option Plan. The 2008 Stock Option Plan will remain in effect solely for the settlement of awards previously granted. In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 18 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a summary of the assumptions utilized in 2016, 2015 and 2014. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2016, we have deferred tax assets totaling approximately $24.3 million, a valuation allowance of $3.1 million and deferred tax liabilities totaling approximately $102.6 million.

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

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2016, we did not have any ongoing, pending or threatened legal action that management believes, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2016, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of December 31, 2016, there were $283.0 million of borrowings outstanding under the Term Loan and $2.2 million of working capital borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we would be subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $285.2 million under our Credit Agreement at December 31, 2016 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $665,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the

United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During 2016, our Canadian subsidiaries transacted approximately 54% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2016, we had $20.8 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During 2016, the CAD weakened as compared to the USD resulting in a $107,000 non-cash foreign currency translation loss being recognized in the Company's consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of December 31, 2016, a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2016 would have generated a gain or loss of approximately $208,000 for the year ended December 31, 2016.

We had a total pre-tax foreign currency loss of $138,000 for the year ended December 31, 2016. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management's Annual Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Environmental Services Inc. ("ESI") and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC ("Vernon"), which were acquired May 2, 2016 and October 1, 2016 and whose financial statements constitute 1% and 1% of total assets, respectively, and 1% and less than 1% of revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audits did not include the internal control over financial reporting at ESI and Vernon.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Ecology, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 27, 2017

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$7,015	$5,989
Receivables, net	96,819	106,380
Prepaid expenses and other current assets	7,458	8,484
Income taxes receivable	4,076	2,017

Total current assets	115,368	122,870
Property and equipment, net	226,237	210,334
Restricted cash and investments	5,787	5,748
Intangible assets, net	234,356	239,571
Goodwill	193,621	191,823
Other assets	1,031	1,641

Total assets	$776,400	$771,987

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$13,948	$17,169
Deferred revenue	7,820	8,078
Accrued liabilities	22,605	25,634
Accrued salaries and benefits	10,720	11,513
Income taxes payable	165	117
Current portion of closure and post-closure obligations	2,256	2,787
Revolving credit facility	2,177	—
Current portion of long-term debt	2,903	3,056

Total current liabilities	62,594	68,354
Long-term closure and post-closure obligations	72,826	68,367
Long-term debt	274,459	290,684
Other long-term liabilities	5,164	5,825
Deferred income taxes	81,333	82,622

Total liabilities	496,376	515,852
Commitments and contingencies
Stockholders' Equity:
Common stock $0.01 par value, 50,000 authorized; 21,780 and 21,744 shares issued, respectively	218	217
Additional paid-in capital	172,704	169,873
Retained earnings	121,879	103,300
Treasury stock, at cost, 7 and 5 shares, respectively	(52)	(189)
Accumulated other comprehensive loss	(14,725)	(17,066)

Total stockholders' equity	280,024	256,135

Total liabilities and stockholders' equity	$776,400	$771,987

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenue	$477,665	$563,070	$447,411
Direct operating costs	330,070	391,660	301,625

Gross profit	147,595	171,410	145,786
Selling, general and administrative expenses	77,566	93,079	73,336
Impairment charges	—	6,700	—

Operating income	70,029	71,631	72,450
Other income (expense), net:
Interest income	96	65	107
Interest expense	(17,317)	(23,370)	(10,677)
Foreign currency loss	(138)	(2,196)	(1,499)
Gain (loss) on divestiture	2,034	(542)	—
Other	597	1,267	669

Total other income (expense), net	(14,728)	(24,776)	(11,400)
Income before income taxes	55,301	46,855	61,050
Income tax expense	21,049	21,244	22,814

Net income	$34,252	$25,611	$38,236

Earnings per share:
Basic	$1.58	$1.18	$1.78
Diluted	$1.57	$1.18	$1.77
Shares used in earnings per share calculation:
Basic	21,704	21,637	21,537
Diluted	21,789	21,733	21,655

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$34,252	$25,611	$38,236
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,379	(8,380)	(3,863)
Net changes in interest rate hedge, net of taxes of $517, ($539) and ($1,098), respectively	962	(1,000)	(2,038)

Comprehensive income, net of tax	$36,593	$16,231	$32,335

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$34,252	$25,611	$38,236
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	6,700	—
Depreciation and amortization of property and equipment	25,304	27,931	24,413
Amortization of intangible assets	10,575	12,307	8,207
Accretion of closure and post-closure obligations	3,953	4,584	2,656
Unrealized foreign currency loss	65	3,271	2,427
Deferred income taxes	(2,704)	(2,714)	2,035
Share-based compensation expense	2,925	2,297	1,250
Unrecognized tax benefits	—	—	(480)
Loss (gain) on disposition of business	(2,034)	542	—
Net loss (gain) on disposition of assets	(569)	741	421
Amortization of debt issuance costs	2,006	4,428	1,037
Amortization of debt discount	148	148	74
Changes in assets and liabilities (net of effects of business acquisitions and divestitures):
Receivables	10,912	1,565	(4,400)
Income taxes receivable	(2,043)	4,830	(1,798)
Other assets	1,149	734	(921)
Accounts payable and accrued liabilities	(7,735)	(6,481)	(2,878)
Deferred revenue	(281)	(4,449)	1,890
Accrued salaries and benefits	(864)	(901)	771
Income taxes payable	49	(3,918)	(389)
Closure and post-closure obligations	(481)	(5,679)	(1,182)

Net cash provided by operating activities	74,627	71,547	71,369
Cash flows from investing activities:
Proceeds from divestitures (net of cash divested)	2,723	58,728	—
Purchases of property and equipment	(35,696)	(39,370)	(28,434)
Purchases of restricted cash and investments	(2,317)	(2,075)	(1,060)
Proceeds from sale of restricted cash and investments	2,278	2,057	1,023
Proceeds from sale of short term investments	—	—	654
Proceeds from sale of property and equipment	991	948	201
Business acquisitions (net of cash acquired)	(9,983)	—	(460,874)

Net cash provided by (used in) investing activities	(42,004)	20,288	(488,490)
Cash flows from financing activities:
Payments on long-term debt	(17,954)	(94,623)	(19,384)
Dividends paid	(15,673)	(15,612)	(15,532)
Proceeds from revolving credit facility	49,405	10,316	—
Payments on revolving credit facility	(47,228)	(10,316)	—
Proceeds from exercise of stock options	229	1,823	1,542
Proceeds from issuance of long-term debt	—	—	413,962
Deferred financing costs paid	—	—	(14,001)
Payment of equipment financing obligations	(179)	—	—
Other	(189)	54	206

Net cash (used in) provided by financing activities	(31,589)	(108,358)	366,793
Effect of foreign exchange rate changes on cash	(8)	(459)	(641)
Increase (decrease) in cash and cash equivalents	1,026	(16,982)	(50,969)
Cash and cash equivalents at beginning of year	5,989	22,971	73,940

Cash and cash equivalents at end of year	$7,015	$5,989	$22,971

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	21,537,576	$215	$162,830	$70,597	$(319)	$(1,785)	$231,538
Net income	—	—	—	38,236	—	—	38,236
Other comprehensive loss	—	—	—	—	—	(5,901)	(5,901)
Dividend paid	—	—	—	(15,532)	—	—	(15,532)
Tax benefit of equity based awards	—	—	667	—	—	—	667
Share-based compensation	—	—	1,250	—	—	—	1,250
Stock option exercises	93,621	1	1,264	—	—	—	1,265
Repurchase of common stock: 4,860 shares	—	—	—	—	(186)	—	(186)
Issuance of restricted common stock	1,246	—	—	—	—	—	—
Issuance of restricted common stock from treasury shares	—	—	(487)	—	487	—	—

Balance at December 31, 2014	21,632,443	216	165,524	93,301	(18)	(7,686)	251,337
Net income	—	—	—	25,611	—	—	25,611
Other comprehensive loss	—	—	—	—	—	(9,380)	(9,380)
Dividend paid	—	—	—	(15,612)	—	—	(15,612)
Tax benefit of equity based awards	—	—	376	—	—	—	376
Share-based compensation	—	—	2,297	—	—	—	2,297
Stock option exercises	80,112	1	1,822	—	—	—	1,823
Repurchase of common stock: 6,150 shares	—	—	—	—	(317)	—	(317)
Issuance of restricted common stock	31,417	—	—	—	—	—	—
Issuance of restricted common stock from treasury shares	—	—	(146)	—	146	—	—

Balance at December 31, 2015	21,743,972	217	169,873	103,300	(189)	(17,066)	256,135
Net income	—	—	—	34,252	—	—	34,252
Other comprehensive gain	—	—	—	—	—	2,341	2,341
Dividend paid	—	—	—	(15,673)	—	—	(15,673)
Tax benefit of equity based awards	—	—	85	—	—	—	85
Share-based compensation	—	—	2,925	—	—	—	2,925
Stock option exercises	11,856	—	229	—	—	—	229
Repurchase of common stock: 6,589 shares	—	—	—	—	(271)	—	(271)
Issuance of restricted common stock	23,888	1	—	—	—	—	1
Issuance of restricted common stock from treasury shares	—	—	(408)	—	408	—	—

Balance at December 31, 2016	21,779,716	$218	$172,704	$121,879	$(52)	$(14,725)	$280,024

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

Our Field & Industrial Services segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day storage facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities. On November 1, 2015, we sold our Allstate Power Vac, Inc. ("Allstate") subsidiary, which was previously reported as part of our Field & Industrial Services segment, to a private investor group. See Note 5 for additional information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements are prepared on a consolidated basis. All inter-company balances and transactions have been eliminated in consolidation. Our year-end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with remaining maturities of 90 days or less at the date of acquisition. Cash and cash equivalents totaled $7.0 million and $6.0 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, we had $4.8 million and $2.1 million, respectively, of cash at our operations outside the United States.

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

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2016, were billed in the following month.

Restricted Cash and Investments

Restricted cash and investments of $5.8 million and $5.7 million at December 31, 2016 and 2015, represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

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

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which approves our rates for disposal of low-level radioactive waste ("LLRW"). Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation, including facility maintenance, equipment replacement and related costs, and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. Refundable excess collections, if any, are recorded in Accrued liabilities in the consolidated balance sheets. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

Deferred Revenue

Revenue from waste that has been received but not yet treated or disposed or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $11.8 million, $13.9 million and $12.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter as of October 1 and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. See Note 3 for additional information related to the Company's goodwill impairment tests. Goodwill was recognized in connection with our acquisitions of Environmental Services Inc. ("ESI") and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016, EQ in 2014, Dynecol in 2012 and Stablex in 2010.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment facility development costs and finite-lived intangible assets. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had indications of possible impairment, we would evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss were to exist, the carrying amount of the related long-lived assets would be reduced to their estimated fair value.

Deferred Financing Costs

Deferred financing costs are amortized over the life of our Credit Agreement. Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations. In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. We elected to adopt this guidance in the fourth quarter of 2015. Deferred financing costs associated with our Term Loan were $5.0 million and $6.4 million, net of accumulated amortization and have been recorded to Long-term debt in the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

Deferred financing costs associated with our Revolving Credit Facility were $1.4 million and $2.0 million, net of accumulated amortization and continue to be recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

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

Foreign Currency

We have operations in Canada. The functional currency of our Canadian operations is the Canadian dollar ("CAD"). Assets and liabilities are translated to U.S. dollars ("USD") at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of our Canadian subsidiaries into USD are included in stockholders' equity as a component of Accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.

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

Insurance

Accrued costs for our self-insured health care coverage were $1.0 million and $1.1 million at December 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, "an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit." The guidance is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are assessing the impact the adoption of ASU 2017-04 may have on our consolidated financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in Accounting Standards Codification ("ASC") 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The classification of restricted cash in the statement of cash flows, along with eight other cash flow-related issues, was initially addressed by the Emerging Issues Task Force ("EITF") in Issue 15-F. However, after deliberation of those issues, the EITF decided to address the diversity in practice related to the cash flow classification of restricted cash separately, in Issue 16-A. ASU 2016-18 is based on the EITF's consensuses reached on that Issue. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-18 may have on our consolidated financial position and consolidated cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-15 may have on our consolidated cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for employee share-based transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are assessing the impact the adoption of ASU 2016-09 may have on our consolidated financial position, results of operations and cash flows.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The guidance is effective for annual and interim periods beginning after December 15, 2018. The guidance must be applied using the modified retrospective approach. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-02 may have on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of adopting ASU 2014-19 on its consolidated financial statements. The Company is currently reviewing customer contracts in each of its operating segments for all services provided, assessing the impact of applying ASU 2014-19, and comparing this to the Company's historical revenue recognition criteria. Based upon the preliminary review of customer contracts, the Company believes that the Company's revenue recognition policies are consistent with the requirements of ASU 2014-19. While the Company continues to assess all potential impacts of adopting ASU 2014-19, based upon information available to date, the Company does not expect the adoption of ASU 2014-19 to have a significant impact either on the timing or recognition of revenues.

NOTE 3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Listed below are the estimates and assumptions that we consider to be significant in the preparation of our consolidated financial statements.

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

•
Goodwill—We assess goodwill for impairment during the fourth quarter as of October 1 of each year or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the estimated fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Fair values are generally determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Failure to execute on planned growth initiatives within the related reporting units, coupled with the other factors mentioned above, could lead to the impairment of goodwill and other long-lived assets in future periods.

•
Intangible Assets—We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. Fair value is generally determined by considering an internally-developed discounted projected cash flow analysis. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the annual assessment occurs.

We also review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally-developed discounted

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. USE OF ESTIMATES (Continued)

  projected cash flow analysis; (ii) a third-party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value is determined to be less than the carrying amount of the intangible assets, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the intangible assets may not be recoverable occurred.

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

NOTE 4. BUSINESS COMBINATIONS

Environmental Services Inc.

On May 2, 2016, the Company acquired 100% of the outstanding shares of Environmental Services Inc., ("ESI"), an environmental services company based in Tilbury, Ontario, Canada. ESI is focused primarily on hazardous and non-hazardous transportation and disposal, hazardous and non-hazardous waste treatment, industrial services, confined space rescue and emergency response work throughout Ontario. The total purchase price was $4.9 million, net of cash acquired, and was funded with cash on hand. ESI is reported as part of our Environmental Services segment, however, revenues, net income, earnings per share and total assets of ESI are not material to our consolidated financial position or results of operations.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $1.0 million allocated to goodwill (which is not deductible for tax purposes), $813,000 allocated to intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 14 years, and $686,000 allocated to indefinite-lived environmental permits.

Acquisition of Vernon, California Facility

On October 1, 2016, we acquired the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC for $5.0 million. The Vernon, California facility is reported as part of our Environmental Services segment, however, revenues, net income, earnings per share and total assets of the Vernon, California facility are not material to our consolidated financial position or results of operations.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $354,000 allocated to goodwill, $1.9 million allocated to intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 20 years, and $1.3 million allocated to indefinite-lived environmental permits.

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

As of June 30, 2015, the Company finalized the purchase accounting for the acquisition of EQ. The following table summarizes the final EQ purchase price allocation:

$s in thousands	Purchase Price Allocation
Current assets	$112,009
Property and equipment	101,543
Identifiable intangible assets	252,874
Current liabilities	(58,312)
Other liabilities	(139,068)

Total identifiable net assets	269,046
Goodwill	197,600

Total purchase price	$466,646

Goodwill of $197.6 million arising from the acquisition is the result of several factors. EQ has an assembled workforce that serves the U.S. industrial market utilizing state-of-the-art technology to treat a wide range of industrial and hazardous waste. The acquisition of EQ increases our geographic base providing a coast-to-coast presence and an expanded service platform to better serve key North American hazardous waste markets. In addition, the acquisition of EQ provides us with an opportunity to compete for additional waste cleanup project work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. $132.4 million of the goodwill recognized was allocated to reporting units in our Environmental Services segment and $65.2 million of the goodwill recognized was allocated to reporting units in our Field & Industrial Services segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

The following unaudited pro forma financial information presents the combined results of operations as if EQ had been combined with us at the beginning of 2014. The pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment, and interest expense. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

(unaudited)
$s in thousands, except per share amounts	2014
Pro forma combined:
Revenue	$615,264
Net income	$37,347
Earnings per share
Basic	$1.73
Diluted	$1.72

Revenue from EQ included in the Company's consolidated statements of operations was $228.2 million for the year ended December 31, 2014. Operating income from EQ included in the Company's consolidated statements of operations was $18.5 million for the year ended December 31, 2014. Acquisition-related costs of $1.2 million and $6.4 million were included in Selling, general and administrative expenses in the Company's consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

NOTE 5. DIVESTITURES

Divestiture of Augusta, Georgia Facility

On April 5, 2016, we completed the divestiture of our Augusta, Georgia facility for cash proceeds of $1.9 million. The Augusta, Georgia facility was reported as part of our Environmental Services segment.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. DIVESTITURES (Continued)

Sales, net income and total assets of the Augusta, Georgia facility are not material to our consolidated financial position or results of operations in any period presented. We recognized a $1.9 million pre-tax gain on the divestiture of the Augusta, Georgia facility, which is included in Other income (expense) in our consolidated statements of operations for the year ended December 31, 2016.

Divestiture of Allstate

On November 1, 2015, we completed the divestiture of Allstate for cash proceeds at closing of $58.8 million. For the year ended December 31, 2015, we recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000, which was included in Other income (expense) in our consolidated statements of operations. On April 25, 2016, we received additional cash proceeds of $827,000 in settlement of final post-closing adjustments. We recognized a $178,000 pre-tax gain on the divestiture of Allstate, which is included in Other income (expense) in our consolidated statements of operations for the year ended December 31, 2016.

Prior to the divesture, Allstate represented the majority of the industrial services business included in our Field & Industrial Services segment. As a result of this divestiture and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million in the second quarter of 2015. The sale of Allstate did not meet the requirements to be reported as a discontinued operation as defined in ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) ("AOCI") consisted of the following:

$s in thousands	Foreign Currency Translation Adjustments	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2014	$(5,648)	$(2,038)	$(7,686)
Other comprehensive loss before reclassifications, net of tax	(8,380)	(3,269)	(11,649)
Amounts reclassified out of AOCI, net of tax(1)	—	2,269	2,269

Other comprehensive loss, net	(8,380)	(1,000)	(9,380)

Balance at December 31, 2015	$(14,028)	$(3,038)	$(17,066)

Other comprehensive loss before reclassifications, net of tax	1,379	(1,121)	258
Amounts reclassified out of AOCI, net of tax(2)	—	2,083	2,083

Other comprehensive income, net	1,379	962	2,341

Balance at December 31, 2016	$(12,649)	$(2,076)	$(14,725)

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

(2)
Before-tax reclassifications of $3.2 million ($2.1 million after-tax) for the year ended December 31, 2016 were included in Interest expense in the Company's consolidated statements of operations. Amount relates to the Company's interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.2 million ($2.1 million after tax).

NOTE 7. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2016	2015	2014
Income taxes and interest paid:
Income taxes paid, net of receipts	$25,729	$27,252	$22,754
Interest paid	14,304	18,587	9,298
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	426	(349)	7,157
Capital expenditures in accounts payable	2,906	3,805	6,101
Acquisition of equipment with financing arrangements	1,156	—	—
Restricted stock issuances from treasury shares	408	127	487

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At December 31, 2016, the fair value of the Company's variable-rate debt was estimated to be $283.7 million.

The Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 consisted of the following:

	2016
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Fixed-income securities(1)	$607	$3,473	$—	$4,080
Money market funds(2)	1,707	—	—	1,707

Total	$2,314	$3,473	$—	$5,787

Liabilities:
Interest rate swap agreement(3)	$—	$3,198	$—	$3,198

Total	$—	$3,198	$—	$3,198

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

(3)
In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2016 and 2015.

NOTE 9. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2016 or 2015. Revenue from a single customer accounted for approximately 10% of total revenue for the year ended December 31, 2014.

No customer accounted for more than 10% of total receivables as of December 31, 2016 or 2015.

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

Labor Concentrations

As of December 31, 2016, 13 employees at our Richland, Washington facility were represented by the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE); 105 employees at our Blainville, Québec, Canada facility were represented by the Communications, Energy and Paperworkers Union of Canada; 137 employees were represented by the Local 324 Operating Engineers Union; and 10 employees were represented by the Teamsters and the Operating Engineers Union. As of December 31, 2016, our 1,188 other employees did not belong to a union.

NOTE 10. RECEIVABLES

Receivables as of December 31, 2016 and 2015 consisted of the following:

$s in thousands	2016	2015
Trade	$84,487	$95,055
Unbilled revenue	13,835	11,983
Other	831	2,568

Total receivables	99,153	109,606
Allowance for doubtful accounts	(2,334)	(3,226)

Receivables, net	$96,819	$106,380

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2016, 2015 and 2014 was as follows:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments		Balance at End of Period
Year ended December 31, 2016	$3,226	$(186)	$(705)	$(1)		$2,334
Year ended December 31, 2015	$704	$2,224	$848	$(550	)(1)	$3,226
Year ended December 31, 2014	$525	$1,391	$(1,211)	$(1)		$704

(1)
Adjustment for the year ended December 31, 2015 relates to the sale of Allstate on November 1, 2015. For additional information on the sale of Allstate, see Note 5.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 consisted of the following:

$s in thousands	2016	2015
Cell development costs	$128,821	$121,473
Land and improvements	34,285	31,606
Buildings and improvements	78,081	70,990
Railcars	17,299	17,375
Vehicles and other equipment	110,267	92,797
Construction in progress	24,392	20,067

Total property and equipment	393,145	354,308
Accumulated depreciation and amortization	(166,908)	(143,974)

Property and equipment, net	$226,237	$210,334

Depreciation and amortization expense was $25.3 million, $27.9 million and $24.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2016, were the result of our acquisitions of ESI and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016, EQ in 2014, Dynecol in 2012 and Stablex in 2010. Changes in goodwill for the years ended December 31, 2016 and 2015 were as follows:

$s in thousands	Environmental Services	Field & Industrial Services	Total
Balance at December 31, 2015	$147,692	$44,131	$191,823
ESI acquisition	1,011	—	1,011
Vernon acquisition	354	—	354
Foreign currency translation and other adjustments	433	—	433

Balance at December 31, 2016	$149,490	$44,131	$193,621

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets as of December 31, 2016 and 2015 consisted of the following:

	2016			2015
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$110,341	$(9,462)	$100,879	$109,652	$(6,682)	$102,970
Customer relationships	84,711	(14,519)	70,192	82,021	(9,015)	73,006
Technology—formulae and processes	6,770	(1,305)	5,465	6,560	(1,054)	5,506
Customer backlog	3,652	(926)	2,726	3,652	(561)	3,091
Tradename	4,318	(3,650)	668	4,318	(2,210)	2,108
Developed software	2,907	(994)	1,913	2,899	(678)	2,221
Non-compete agreements	747	(742)	5	732	(732)	—
Internet domain and website	540	(72)	468	540	(44)	496
Database	387	(118)	269	385	(85)	300

Total amortizing intangible assets	214,373	(31,788)	182,585	210,759	(21,061)	189,698
Nonamortizing intangible assets:
Permits and licenses	51,645	—	51,645	49,750	—	49,750
Tradename	126	—	126	123	—	123

Total intangible assets	$266,144	$(31,788)	$234,356	$260,632	$(21,061)	$239,571

Amortization expense of amortizing intangible assets was $10.6 million, $12.3 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation. Future amortization expense of amortizing intangible assets is expected to be as follows:

$s in thousands	Expected Amortization
2017	$9,848
2018	9,139
2019	9,139
2020	9,139
2021	9,139
Thereafter	136,181

$182,585

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

contribution equal to 55% of participant contributions up to 6% of eligible compensation. The Company contributed matching contributions to the Plan of $1.9 million, $2.3 million and $521,000 in 2016, 2015 and 2014, respectively.

During 2014, EQ sponsored a defined contribution 401(k) plan for its nonunion employees. The plan allowed all eligible employees to make elective pretax contributions in an amount not to exceed limits established by the IRS. Additionally, EQ made matching contributions to the plan on behalf of the employee in the amount of 50% of the employee's elected contributions, not to exceed 3% of the employee's compensation. The Company contributed matching contributions to this plan of $649,000, for the post-acquisition period from June 17, 2014 through December 31, 2014. Effective January 1, 2015, the EQ defined contribution 401(k) plan was discontinued and all eligible employees were transitioned to the Plan.

We also maintain the Stablex Canada Inc. Simplified Pension Plan ("the SPP"). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a Company contribution equal to 5% of their annual salary. The Company contributed $507,000, $515,000 and $510,000 to the SPP in 2016, 2015 and 2014, respectively.

Multi-Employer Defined Benefit Pension Plans

Certain of the Company's wholly-owned subsidiaries acquired in connection with the acquisition of EQ on June 17, 2014 participate in three multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries' union employees. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on stipulated rates per hours worked. Benefits under these plans are generally based on compensation levels and years of service.

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension Protection Act Certified Zone Status
	Plan Employer ID Number	Plan Number
Name of Plan			2016	2015
Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. EMPLOYEE BENEFIT PLANS (Continued)

The Company contributed $933,000 and $941,000 to the Operating Engineers Local 324 Pension Fund (the "Local 324 Plan") in 2016 and 2015, respectively. The Company also contributed $229,000 and $461,000 to other multi-employer plans in 2016 and 2015, respectively, which are excluded from the table above as they are not individually significant.

Based on information as of April 30, 2016 and 2015, the year end of the Local 324 Plan, the Company's contributions made to the Local 324 Plan represented less than 5% of total contributions received by the Local 324 Plan during the 2016 and 2015 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The certified zone status is as of the Local 324 Plan's year end of April 30, 2016 and 2015.

A financial improvement or rehabilitation plan, as defined under ERISA, was adopted by the Local 324 Plan on March 17, 2011 and the Rehabilitation Period began May 1, 2013.

As of December 31, 2016, 137 employees were employed under union collective bargaining agreements with the Local 324 Operating Engineers union. Our three remaining collective bargaining agreements expire on April 30, 2017, May 31, 2018 and November 30, 2020.

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The States of Nevada and Washington and the Province of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2016 we had $686,000 in commercial surety bonds dedicated for closure obligations.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

In accounting for closure and post-closure obligations, which represent our asset retirement obligations, we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure and post-closure costs taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2016. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2016 approximated 5.9%.

Changes to reported closure and post-closure obligations for the years ended December 31, 2016 and 2015, were as follows:

$s in thousands	2016	2015
Closure and post-closure obligations, beginning of year	$71,154	$72,870
Accretion expense	3,953	4,584
Payments	(1,754)	(5,679)
Adjustments	1,697	(349)
Foreign currency translation	32	(272)

Closure and post-closure obligations, end of year	75,082	71,154
Less current portion	(2,256)	(2,787)

Long-term portion	$72,826	$68,367

Adjustment to the obligations represents changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2016 were primarily attributable to a $1.3 million increase in post-closure obligations for our non-operating facilities due to changes in estimated post-closure costs and a $496,000 increase to the obligation for our Blainville, Quebec, Canada operating facility associated with a newly-constructed disposal cell. The adjustments in 2015 were primarily attributable to a $945,000 decrease to the obligation for our Grand View, Idaho facility due to changes in the timing of estimated closure activities, partially offset by a $545,000 increase to the obligation for our Belleville, Michigan facility due to changes in estimated closure and post-closure costs.

Changes in the reported closure and post-closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheet, for the years ended December 31, 2016 and 2015 were as follows:

$s in thousands	2016	2015
Net closure and post-closure asset, beginning of year	$23,043	$24,651
Additions or adjustments to closure and post-closure asset	426	(349)
Amortization of closure and post-closure asset	(1,128)	(836)
Foreign currency translation	67	(423)

Net closure and post-closure asset, end of year	$22,408	$23,043

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT

Long-term debt consisted of the following:

	December 31,
$s in thousands	2016	2015
Term loan	$283,040	$300,994
Unamortized discount and debt issuance costs	(5,678)	(7,254)

Total debt	277,362	293,740
Current portion of long-term debt	(2,903)	(3,056)

Long-term debt	$274,459	$290,684

Future maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of December 31, 2016 consist of the following:

$s in thousands	Maturities
2017	$2,903
2018	2,903
2019	2,903
2020	2,903
2021	271,428
Thereafter	—

$283,040

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

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company's option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At December 31, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.76%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT (Continued)

agreement with Wells Fargo, effectively fixing the interest rate on $210.0 million, or 74%, of the Term Loan principal outstanding as of December 31, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). At December 31, 2016, the effective interest rate on the Revolving Credit Facility was 5.50%. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company's total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2016, there were $2.2 million of working capital borrowings outstanding on the Revolving Credit Facility. These borrowings are due "on demand" and presented as short-term debt in the consolidated balance sheets. As of December 31, 2016, the availability under the Revolving Credit Facility was $116.8 million with $6.0 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

Pursuant to (i) an unconditional guarantee agreement and (ii) a collateral agreement, each entered into by the Company and its domestic subsidiaries on June 17, 2014, the Company's obligations under the Credit Agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company's existing and certain future domestic subsidiaries and the Credit Agreement is secured by substantially all of the Company's and its domestic subsidiaries' assets except the Company's and its domestic subsidiaries' real property.

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

The Credit Agreement also contains a financial maintenance covenant, which is a maximum Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement, and is only applicable to the Revolving Credit Facility. Our consolidated senior secured leverage ratio as of the last day of any fiscal quarter may not exceed the ratios indicated below:

Fiscal Quarters Ending	Maximum Ratio
December 31, 2016 through September 30, 2017	3.50 to 1.00
December 31, 2017 through September 30, 2018	3.25 to 1.00
December 31, 2018 and thereafter	3.00 to 1.00

At December 31, 2016, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 16. INCOME TAXES

The components of the income tax expense consisted of the following:

$s in thousands	2016	2015	2014
Current:
U.S. Federal	$17,866	$17,818	$13,767
State	3,324	2,830	2,492
Foreign	2,459	3,279	4,521

Total current	23,649	23,927	20,780
Deferred:
U.S. Federal	(1,790)	(2,355)	2,721
State	(275)	125	(155)
Foreign	(535)	(453)	(532)

Total deferred	(2,600)	(2,683)	2,034

Income tax expense	$21,049	$21,244	$22,814

A reconciliation between the effective income tax rate and the applicable statutory federal and state income tax rate is as follows:

	2016	2015	2014
Taxes computed at statutory rate	35.0%	35.0%	35.0%
Impairment and loss on divestiture	—	5.7	—
State income taxes (net of federal income tax benefit)	3.3	4.0	2.7
Non-deductible transaction costs	0.2	0.3	1.5
Foreign rate differential	(1.1)	(1.8)	(2.0)
Other	0.7	2.1	0.2

	38.1%	45.3%	37.4%

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

The components of the total net deferred tax assets and liabilities as of December 31, 2016 and 2015 consisted of the following:

$s in thousands	2016	2015
Deferred tax assets:
Net operating loss, foreign tax credit and capital loss carry forwards	$3,307	$5,215
Accruals, allowances and other	5,269	5,021
Environmental compliance and other site related costs	12,479	7,924
Unrealized foreign exchange gains and losses	2,153	2,101
Unrealized gains and losses on interest rate hedge	1,119	1,637

Total deferred tax assets	24,327	21,898
Less: valuation allowance	(3,058)	(4,645)

Net deferred tax assets	21,269	17,253
Deferred tax liabilities:
Property and equipment	(26,258)	(23,898)
Intangible assets	(74,731)	(74,451)
Other	(1,613)	(1,526)

Total deferred tax liabilities	(102,602)	(99,875)

Net deferred tax liability	$(81,333)	$(82,622)

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested. Accordingly, no U.S. income and foreign withholding taxes have been provided on such earnings. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs; however, in the event that we need to repatriate all or a portion of our foreign cash to the U.S., we would be subject to additional U.S. income taxes, which could be material. The amount of temporary differences for which no deferred tax liability has been recognized totaled $36.7 million as of December 31, 2016. We do not believe it is practicable to calculate the potential tax impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits at the time of repatriation, tax rates in effect and other indirect tax consequences associated with repatriation.

As of December 31, 2016, we have federal net operating loss carry forwards ("NOLs") of approximately $17,000. The NOLs relate to losses incurred by EQ prior to our acquisition of EQ on June 17, 2014 and expire in 2026. U.S. income tax law limits the amount of losses that we can use on an annual basis. We believe it is more likely than not the entire balance of federal NOLs will be utilized before expiration.

As of December 31, 2016, we have approximately $12.7 million in state and local NOLs for which we maintain a valuation allowance on the majority of the balance. We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of state and local NOLs for tax purposes. State and local NOLs expire between 2019 and 2036. At December 31, 2016 and 2015, we maintained a valuation allowance of approximately $278,000 and $1.9 million, respectively, for state NOLs that are not expected to be utilizable prior to expiration.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

As of December 31, 2016, we have foreign tax credit carry forwards of approximately $1.8 million that expire in 2024. As of December 31, 2016, we have capital loss carry forwards of approximately $2.6 million that expire in 2020. We believe it is more likely than not the foreign tax credit and capital loss carry forwards will not be utilized and therefore maintain a valuation allowance on the entire balance.

The domestic and foreign components of Income (loss) before income taxes consisted of the following:

$s in thousands	2016	2015	2014
Domestic	47,859	36,367	46,017
Foreign	7,442	10,488	15,033

Income before income taxes	$55,301	$46,855	$61,050

The changes to unrecognized tax benefits (excluding related penalties and interest) consisted of the following:

$s in thousands	2016	2015	2014
Unrecognized tax benefits, beginning of year	$—	$—	$438
Gross increases in tax positions in prior periods	—	—	—
Gross increases during the current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	(438)

Unrecognized tax benefits, end of year	$—	$—	$—

We apply the provisions of ASC 740 related to income tax uncertainties which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is require to meet before being recognized in the consolidated financial statements. As of December 31, 2016 we have no material unrecognized tax benefits.

We file a consolidated U.S. federal income tax return with the IRS as well as income tax returns in various states and Canada. During 2016, the US Ecology, Inc. IRS examination for the 2012 tax year concluded with no material changes. US Ecology, Inc. is subject to examination by the IRS for tax years 2013 through 2016. During 2016, the EQ IRS examination for the 2013 tax year concluded with no material changes, however, the statute of limitations remains open. EQ is also subject to examination by the IRS for the 2014 tax year. We may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2012 through 2016. We are currently not aware of any other examinations by taxing authorities.

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

Operating Leases

Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2016 are as follows:

$s in thousands	Payments
2017	$6,189
2018	3,897
2019	2,349
2020	303
2021	127
Thereafter	329

$13,194

Rental expense under operating leases was $7.8 million, $8.2 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 18. EQUITY

Stock Repurchase Program

On June 1, 2016, the Company's Board of Directors authorized the repurchase of $25.0 million of the Company's outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during 2016. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan ("Omnibus Plan"), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units ("PSUs") and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. EQUITY (Continued)

May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan ("Previous Plans"), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2016, 1,266,624 shares of common stock remain available for grant under the Omnibus Plan.

Performance Stock Units

On January 4, 2016 and May 27, 2015, the Company granted 16,000 PSUs and 6,929 PSUs, respectively, to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company's common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2015 for the May 27, 2015 granted PSUs and January 1, 2016 for the January 4, 2016 granted PSUs, based on total stockholder return relative to a set of peer companies. The fair value of the 2016 and 2015 PSUs estimated on the grant date using a Monte Carlo simulation were $41.22 and $65.78 per unit, respectively. Compensation expense is recorded over the awards' vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2016 and 2015 are as follows:

	2016	2015
Stock price on grant date	$35.05	$46.89
Expected term	3.0 years	2.6 years
Expected volatility	29%	29%
Risk-free interest rate	1.3%	0.9%
Expected dividend yield	2.1%	1.5%

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. EQUITY (Continued)

A summary of our stock option activity is as follows:

$s in thousands, except per share amounts	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2015	336,417	$35.83
Granted	147,660	37.83
Exercised	(13,939)	23.25
Cancelled, expired or forfeited	(23,640)	43.27

Outstanding as of December 31, 2016	446,498	$36.49	$5,651	7.6

Exercisable as of December 31, 2016	153,535	$33.33	$2,430	6.5

The weighted average grant date fair value of all stock options granted during 2016, 2015 and 2014 was $8.19, $11.83 and $9.78 per share, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $307,000, $2.0 million and $3.5 million, respectively. During 2016, option holders exercised 7,873 options via net share settlement.

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

The significant weighted-average assumptions relating to the valuation of each option grant are as follows:

	2016	2015	2014
Expected life	3.8 years	3.6 years	3.6 years
Expected volatility	31%	35%	36%
Risk-free interest rate	1.1%	1.2%	0.8%
Expected dividend yield	1.7%	1.6%	2.0%

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. EQUITY (Continued)

A summary of our restricted stock plan activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	59,413	$42.67
Granted	55,130	38.35
Vested	(32,279)	37.83
Cancelled, expired or forfeited	(7,133)	40.33

Outstanding as of December 31, 2016	75,131	$41.80

The total fair value of restricted stock vested during 2016, 2015 and 2014 was $1.4 million, $1.4 million and $975,000, respectively.

Treasury Stock

During 2016, the Company issued 10,412 shares of restricted stock, under the Omnibus Plan, from our treasury stock at an average cost of $39.82 per share and repurchased 6,589 shares of the Company's common stock in connection with the net share settlement of employee equity awards at an average cost of $40.95 per share.

Share-Based Compensation Expense

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre-tax share-based compensation expense (primarily included in Selling, general and administrative expenses in our consolidated statements of operations) and related tax benefits were as follows:

$s in thousands	2016	2015	2014
Share-based compensation from:
Stock options	$1,123	$808	$442
Restricted stock	1,488	1,375	808
Performance stock units	314	114	—

Total share-based compensation	2,925	2,297	1,250
Income tax benefit	(1,113)	(1,041)	(467)

Share-based compensation, net of tax	$1,812	$1,256	$783

Unrecognized Share-Based Compensation Expense

As of December 31, 2016, there was $3.9 million of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. EARNINGS PER SHARE

	2016		2015		2014
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$34,252	$34,252	$25,611	$25,611	$38,236	$38,236

Weighted average basic shares outstanding	21,704	21,704	21,637	21,637	21,537	21,537
Dilutive effect of stock options and restricted stock		85		96		118

Weighted average diluted shares outstanding		21,789		21,733		21,655
Earnings per share	$1.58	$1.57	$1.18	$1.18	$1.78	$1.77

Anti-dilutive shares excluded from calculation		249		192		58

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

Effective January 1, 2016, we changed our internal reporting structure by moving the financial results of our Sulligent, Alabama and Tampa, Florida facilities from our Environmental Services segment to our Field & Industrial Services segment. The purpose of this change is to align our internal reporting structure with how we manage our business based on the primary service offering of each facility. Throughout this Annual Report on Form 10-K, our segment results for all periods presented have been recast to reflect this change.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

Summarized financial information of our reportable segments for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$275,236	$12,582	$—	$287,818
Services Revenue:
Transportation and Logistics(1)	62,535	17,839	—	80,374
Industrial Cleaning(2)	—	21,021	—	21,021
Technical Services(3)	—	74,191	—	74,191
Remediation(4)	—	11,600	—	11,600
Other(5)	—	2,661	—	2,661

Total Revenue	$337,771	$139,894	$—	$477,665

Depreciation, amortization and accretion	$33,839	$5,481	$512	$39,832
Capital expenditures	$30,098	$2,572	$3,026	$35,696
Total assets	$599,300	$119,198	$57,902	$776,400

	2015
$s in thousands	Environmental Services	Field & Industrial Services(6)	Corporate	Total
Treatment & Disposal Revenue	$291,062	$12,911	$—	$303,973
Services Revenue:
Transportation and Logistics(1)	67,978	29,060	—	97,038
Industrial Cleaning(2)	—	85,783	—	85,783
Technical Services(3)	—	67,479	—	67,479
Remediation(4)	—	6,734	—	6,734
Other(5)	—	2,063	—	2,063

Total Revenue	$359,040	$204,030	$—	$563,070

Depreciation, amortization and accretion	$34,870	$9,425	$527	$44,822
Capital expenditures	$29,823	$7,513	$2,034	$39,370
Total assets	$586,561	$124,127	$61,299	$771,987

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

	2014
$s in thousands	Environmental Services	Field & Industrial Services(6)	Corporate	Total
Treatment & Disposal Revenue	$252,471	$6,859	$—	$259,330
Services Revenue:
Transportation and Logistics(1)	59,015	24,585	—	83,600
Industrial Cleaning(2)	—	49,823	—	49,823
Technical Services(3)	—	37,415	—	37,415
Remediation(4)	—	16,410	—	16,410
Other(5)	—	833	—	833

Total Revenue	$311,486	$135,925	$—	$447,411

Depreciation, amortization and accretion	$28,130	$6,843	$303	$35,276
Capital expenditures	$19,656	$7,870	$908	$28,434
Total assets	$618,524	$219,815	$71,708	$910,047

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

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges, loss on divestiture and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States ("GAAP") and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company's operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

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

A reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 is as follows:

$s in thousands	2016	2015	2014
Net income	$34,252	$25,611	$38,236
Income tax expense	21,049	21,244	22,814
Interest expense	17,317	23,370	10,677
Interest income	(96)	(65)	(107)
Foreign currency loss	138	2,196	1,499
Loss (gain) on divestiture	(2,034)	542	—
Other income	(597)	(1,267)	(669)
Impairment charges	—	6,700	—
Depreciation and amortization of plant and equipment	25,304	27,931	24,413
Amortization of intangibles	10,575	12,307	8,207
Stock-based compensation	2,925	2,297	1,250
Accretion and non-cash adjustment of closure & post-closure liabilities	3,953	4,584	2,656

Adjusted EBITDA:	$112,786	$125,450	$108,976

Adjusted EBITDA, by operating segment, for the years ended December 31, 2016, 2015 and 2014 is as follows:

$s in thousands	2016	2015	2014
Adjusted EBITDA:
Environmental Services	$139,698	$150,067	$123,086
Field & Industrial Services	16,342	21,388	8,638
Corporate	(43,254)	(46,005)	(22,748)

Total	$112,786	$125,450	$108,976

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

Revenue and Long-Lived Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed for the years ended December 31, 2016, 2015 and 2014 were as follows:

$s in thousands	2016	2015	2014
United States	$428,778	$521,092	$388,084
Canada	48,887	41,978	59,327

	$477,665	$563,070	$447,411

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2016 and 2015 are as follows:

$s in thousands	2016	2015
United States	$405,767	$400,320
Canada	54,826	49,585

	$460,593	$449,905

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2016 and 2015 were as follows:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2016
Revenue	$113,318	$122,351	$124,824	$117,172	$477,665
Gross profit	35,208	36,906	39,354	36,127	147,595
Operating income	15,783	17,087	20,915	16,244	70,029
Net income	7,517	8,938	10,114	7,683	34,252
Earnings per share—diluted(1)	$0.35	$0.41	$0.46	$0.35	$1.57
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,745	21,790	21,804	21,814	21,789
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72
2015
Revenue	$136,651	$139,732	$148,414	$138,273	$563,070
Gross profit	39,844	41,470	45,940	44,156	171,410
Operating income	14,951	12,095	22,433	22,152	71,631
Net income	5,865	2,138	9,904	7,704	25,611
Earnings per share—diluted(1)	$0.27	$0.10	$0.46	$0.35	$1.18
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,689	21,748	21,749	21,748	21,733
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. SUBSEQUENT EVENT

On January 3, 2017 the Company declared a dividend of $0.18 per common share for stockholders of record on January 20, 2017. The dividend was paid from cash on hand on January 27, 2017 in an aggregate amount of $3.9 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2016. Based on that evaluation, the Company's management, including the Chief Executive and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting, excluding ESI and the Vernon, California facility, were effective to provide reasonable assurance regarding the reliability of financial reporting. Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of an acquisition. Based on those guidelines, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded ESI and the Vernon, California facility, which were acquired by the Company in purchase business combinations on May 2, 2016 and October 1, 2016, respectively. Total assets for ESI and the Vernon, California facility constituted approximately 1% and 1%, respectively, of the Company's total consolidated assets at December 31, 2016. For ESI, this includes $1.0 million of goodwill and $1.5 million of acquired intangible assets. For the Vernon, California facility, this includes $354,000 of goodwill and $3.2 million of acquired intangible assets. Total revenues of ESI constituted 1% of the consolidated financial statement revenues for the year ended December 31, 2016. Total revenues of the Vernon, California facility constituted less than 1% of the consolidated financial statement revenues for the year ended December 31, 2016.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2016 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2016. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

The following table provides information as of December 31, 2016, about the common stock that has been issued under all of our equity compensation plans, including the Omnibus Plan, the 1992 Employee Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Plan. All of these plans have been approved by our stockholders. The Omnibus Plan, approved in May 2015, superseded our Previous Plans, and the Previous Plans remain in effect solely for the settlement of awards granted under the Previous Plans. The number of securities remaining available for future issuance presented in column (c) in the table below represents securities available under the Omnibus Plan only. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	541,092	$36.49	1,266,624
Equity compensation plans not approved by security holders	—	—	—

Total	541,092	$36.49	1,266,624

(1)
Includes 75,131 shares of unvested restricted stock awards and 19,463 performance stock units outstanding under the Omnibus Plan and 2006 Restricted Stock Plan.

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

3)
Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Index to Exhibits on page 113 hereof.

ITEM 16.    FORM 10-K SUMMARY

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.
By:	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2017.

/s/ JEFFREY R. FEELER Jeffrey R. Feeler (Director) President and Chief Executive Officer	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ SIMON G. BELL Simon G. Bell. Executive Vice President and Chief Operating Officer	/s/ STEVEN D. WELLING Steven D. Welling. Executive Vice President of Sales and Marketing
/s/ STEPHEN A. ROMANO Stephen A. Romano (Director)	/s/ JOE F. COLVIN Joe F. Colvin (Director)
/s/ DANIEL FOX Daniel Fox (Director)	/s/ KATINA DORTON Katina Dorton (Director)
/s/ JOHN T. SAHLBERG John Sahlberg (Director)

Index to Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.2	Stock Purchase Agreement among EQ Parent Company, Inc., EQ Group, LLC and US Ecology, Inc. dated April 6, 2014	2nd Qtr 2014 Form 10-Q filed 8-11-14
3.1	Restated Certificate of Incorporation	2009 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.3	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.4	*Management Incentive Plan Effective January 1, 2013	2nd Qtr 2013 Form 10-Q filed 8-1-13
10.5	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.6	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.7	*Omnibus Incentive Plan	Proxy Statement dated 4-15-2015
10.8	*Executive Employment Agreement, dated February 25, 2016, between Jeffrey R. Feeler and US Ecology, Inc.	2015 Form 10-K
10.9	Amended and Restated 2005 Non-Employee Director Compensation Plan	2012 Form 10-K
10.10	*Employment Agreement, effective February 25, 2016, between the Company and Eric L. Gerratt	2015 Form 10-K
10.11	*Employment Agreement, effective February 25, 2016, between the Company and Steven D. Welling	2015 Form 10-K
10.12	*Employment Agreement, effective February 25, 2016, between the Company and Simon G. Bell	2015 Form 10-K
10.13	*Employment Agreement, effective February 25, 2016, between the Company and Mario H. Romero	2015 Form 10-K
10.14	*US Ecology, Inc. 2014 Management Incentive Plan (Executive)	1st Qtr 2014 Form 10-Q filed 5-7-14

Exhibit No.	Description	Incorporated by Reference from Registrant's
10.15	Credit Agreement, dated June 17, 2014, by and among US Ecology, Inc., the lenders referred to therein, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and Comerica Bank, as documentation agent	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.16	Guaranty Agreement, dated June 17, 2014, by and among the guarantors from time to time party thereto and Wells Fargo Bank, N.A.	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.17	Collateral Agreement, dated June 17, 2014, by and among US Ecology, Inc., the other grantors from time to time party thereto and Wells Fargo Bank, N.A.	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.18	*Form of Indemnification Agreement between US Ecology, Inc. and each of the Company's Directors and Officers	Form 8-K filed 11-12-2014
12.1	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2016 Form 10-K by Chief Executive Officer dated February 27, 2017
31.2	Certifications of December 31, 2016 Form 10-K by Chief Financial Officer dated February 27, 2017
32.1	Certifications of December 31, 2016 Form 10-K by Chief Executive Officer dated February 27, 2017
32.2	Certifications of December 31, 2016 Form 10-K by Chief Financial Officer dated February 27, 2017

Exhibit No.	Description	Incorporated by Reference from Registrant's
101	The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to the Consolidated Financial Statements

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.