Form 10-Q
period 2017-03-31
US ECOLOGY, INC.
filed 2017-05-01
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At April 26, 2017 there were 21,822,522 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2017	December 31, 2016
Assets

Current Assets:
Cash and cash equivalents	$10,309	$7,015
Receivables, net	93,387	96,819
Prepaid expenses and other current assets	7,892	7,458
Income taxes receivable	2,039	4,076
Total current assets	113,627	115,368

Property and equipment, net	225,760	226,237
Restricted cash and investments	5,794	5,787
Intangible assets, net	231,905	234,356
Goodwill	193,765	193,621
Other assets	875	1,031
Total assets	$771,726	$776,400

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$12,529	$13,948
Deferred revenue	9,867	7,820
Accrued liabilities	19,903	22,605
Accrued salaries and benefits	10,605	10,720
Income taxes payable	105	165
Current portion of closure and post-closure obligations	2,257	2,256
Revolving credit facility	—	2,177
Current portion of long-term debt	2,862	2,903
Total current liabilities	58,128	62,594

Long-term closure and post-closure obligations	73,642	72,826
Long-term debt	270,171	274,459
Other long-term liabilities	4,399	5,164
Deferred income taxes	81,870	81,333
Total liabilities	488,210	496,376

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,823 and 21,780 shares issued, respectively	218	218
Additional paid-in capital	174,044	172,704
Retained earnings	123,141	121,879
Treasury stock, at cost, 9 and 7 shares, respectively	(135)	(52)
Accumulated other comprehensive loss	(13,752)	(14,725)
Total stockholders’ equity	283,516	280,024
Total liabilities and stockholders’ equity	$771,726	$776,400

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenue	$110,234	$113,318
Direct operating costs	78,361	78,110

Gross profit	31,873	35,208

Selling, general and administrative expenses	19,714	19,425

Operating income	12,159	15,783

Other income (expense):
Interest income	10	49
Interest expense	(4,130)	(4,559)
Foreign currency gain	88	759
Other	137	169

Total other expense	(3,895)	(3,582)

Income before income taxes	8,264	12,201
Income tax expense	3,079	4,684

Net income	$5,185	$7,517

Earnings per share:
Basic	$0.24	$0.35
Diluted	$0.24	$0.35

Shares used in earnings per share calculation:
Basic	21,725	21,684
Diluted	21,845	21,745

Dividends paid per share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$5,185	$7,517
Other comprehensive income (loss):
Foreign currency translation gain	439	3,253
Net changes in interest rate hedge, net of taxes of $288 and ($1,019), respectively	534	(1,894)

Comprehensive income, net of tax	$6,158	$8,876

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,185	$7,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,633	5,904
Amortization of intangible assets	2,670	2,610
Accretion of closure and post-closure obligations	1,073	1,024
Unrealized foreign currency gain	(168)	(846)
Deferred income taxes	179	(699)
Share-based compensation expense	918	795
Net loss (gain) on disposition of assets	219	(17)
Amortization of debt issuance costs	504	638
Amortization of debt discount	37	37
Changes in assets and liabilities:
Receivables	2,991	12,222
Income taxes receivable	2,045	943
Other assets	(417)	365
Accounts payable and accrued liabilities	(2,577)	571
Deferred revenue	2,037	(1,461)
Accrued salaries and benefits	(124)	(2,122)
Income taxes payable	(61)	3,243
Closure and post-closure obligations	(271)	(472)
Net cash provided by operating activities	20,873	30,252

Cash flows from investing activities:
Purchases of property and equipment	(7,151)	(7,219)
Purchases of restricted cash and investments	(13)	(53)
Proceeds from sale of restricted cash and investments	6	6
Proceeds from sale of property and equipment	40	56
Net cash used in investing activities	(7,118)	(7,210)

Cash flows from financing activities:
Payments on long-term debt	(4,726)	(10,764)
Dividends paid	(3,923)	(3,918)
Proceeds from revolving credity facility	11,260	6,934
Payments on revolving credit facility	(13,438)	(6,934)
Proceeds from exercise of stock options	496	—
Payment of equipment financing obligations	(85)	—
Other	(74)	(225)
Net cash used in financing activities	(10,490)	(14,907)

Effect of foreign exchange rate changes on cash	29	158

Increase in cash and cash equivalents	3,294	8,293

Cash and cash equivalents at beginning of period	7,015	5,989

Cash and cash equivalents at end of period	$10,309	$14,282

Supplemental Disclosures
Income taxes paid, net of receipts	$886	$1,230
Interest paid	$3,618	$3,880
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$1,766	$2,511
Restricted stock issued from treasury shares	$—	$155

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2017.

The Company’s consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated balance sheet as of that date.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” The guidance is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU 2017-04 on January 1, 2017 and the standard is not expected to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in Accounting Standards Codification (“ASC”) 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The classification of restricted cash in the statement of cash flows, along with eight other cash flow-related issues, was initially addressed by the Emerging Issues Task Force (“EITF”) in Issue 15-F. However, after deliberation of those issues, the EITF decided to address the diversity in practice related to the cash flow classification of restricted cash separately, in Issue 16-A. ASU 2016-18 is based on the EITF’s consensuses reached on Issue 16-A. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-18 may have on our consolidated cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This ASU requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the consolidated statements of cash flows. Additionally, ASU 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. The amendments in this ASU became effective in the first quarter of 2017. The Company adopted this ASU on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements. Adoption of the ASU did not result in any cumulative effect adjustments to retained earnings or other components of stockholders’ equity as of the date of adoption, as well as there were no retrospective adjustments to our consolidated cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of adopting ASU 2014-19 on its consolidated financial statements.  The Company is currently reviewing customer contracts in each of its operating segments for all services provided, assessing the impact of applying ASU 2014-19, and comparing this to the Company’s historical revenue recognition criteria.  Based upon the preliminary review of customer contracts, the Company believes that the Company’s revenue recognition policies are consistent with the requirements of ASU 2014-19.  While the Company continues to assess all potential impacts of adopting ASU 2014-19, based upon information available to date, the Company does not expect the adoption of ASU 2014-19 to have a significant impact either on the timing or recognition of revenues.

NOTE 2.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign Currency Translation	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2016	$(12,649)	$(2,076)	$(14,725)
Other comprehensive income before reclassifications, net of tax	439	53	492
Amounts reclassified out of AOCI, net of tax (1)	—	481	481
Other comprehensive income	439	534	973
Balance at March 31, 2017	$(12,210)	$(1,542)	$(13,752)

(1)         Before-tax reclassifications of $740,000 ($481,000 after-tax) and $826,000 ($536,000 after-tax) for the three months ended March 31, 2017 and 2016, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.0 million ($1.9 million after-tax).

NOTE 3.                                              CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2017 or 2016. No customer accounted for more than 10% of total trade receivables as of March 31, 2017 or December 31, 2016.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 4.                    RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2017	2016

Trade	$80,867	$84,487
Unbilled revenue	12,105	13,835
Other	2,578	831
Total receivables	95,550	99,153
Allowance for doubtful accounts	(2,163)	(2,334)
Receivables, net	$93,387	$96,819

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2017, the fair value of the Company’s variable-rate debt was estimated to be $280.4 million.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2017
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$606	$3,476	$—	$4,082
Money market funds (2)	1,712	—	—	1,712
Total	$2,318	$3,476	$—	$5,794

Liabilities:
Interest rate swap agreement (3)	$—	$2,376	$—	$2,376
Total	$—	$2,376	$—	$2,376

	December 31, 2016
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$607	$3,473	$—	$4,080
Money market funds (2)	1,707	—	—	1,707
Total	$2,314	$3,473	$—	$5,787

Liabilities:
Interest rate swap agreement (3)	$—	$3,198	$—	$3,198
Total	$—	$3,198	$—	$3,198

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

(3)         In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2017 and December 31, 2016.

NOTE 6.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2017	2016

Cell development costs	$128,927	$128,821
Land and improvements	34,343	34,285
Buildings and improvements	78,108	78,081
Railcars	17,299	17,299
Vehicles and other equipment	111,962	110,267
Construction in progress	28,572	24,392
Total property and equipment	399,211	393,145
Accumulated depreciation and amortization	(173,451)	(166,908)
Property and equipment, net	$225,760	$226,237

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $6.6 million and $5.9 million, respectively.

NOTE 7.                    GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2017 consisted of the following:

$s in thousands	Environmental Services	Field & Industrial Services	Total
Balance at December 31, 2016	$149,490	$44,131	$193,621
Foreign currency translation	144	—	144
Balance at March 31, 2017	$149,634	$44,131	$193,765

Intangible assets, net consisted of the following:

	March 31, 2017			December 31, 2016
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$110,517	$(10,170)	$100,347	$110,341	$(9,462)	$100,879
Customer relationships	84,740	(15,920)	68,820	84,711	(14,519)	70,192
Technology - formulae and processes	6,827	(1,371)	5,456	6,770	(1,305)	5,465
Customer backlog	3,652	(1,017)	2,635	3,652	(926)	2,726
Tradename	4,318	(4,009)	309	4,318	(3,650)	668
Developed software	2,910	(1,073)	1,837	2,907	(994)	1,913
Non-compete agreements	747	(746)	1	747	(742)	5
Internet domain and website	540	(79)	461	540	(72)	468
Database	388	(127)	261	387	(118)	269
Total amortizing intangible assets	214,639	(34,512)	180,127	214,373	(31,788)	182,585
Nonamortizing intangible assets:
Permits and licenses	51,650	—	51,650	51,645	—	51,645
Tradename	128	—	128	126	—	126
Total intangible assets, net	$266,417	$(34,512)	$231,905	$266,144	$(31,788)	$234,356

Amortization expense for the three months ended March 31, 2017 and 2016 was $2.7 million and $2.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 8.                    DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2017	2016

Term loan	$278,314	$283,040
Unamortized discount and debt issuance costs	(5,281)	(5,678)
Total debt	273,033	277,362
Current portion of long-term debt	(2,862)	(2,903)
Long-term debt	$270,171	$274,459

On June 17, 2014, the Company entered into a new $540.0 million senior secured credit agreement (the “Former Credit Agreement”) with a syndicate of banks comprised of a $415.0 million term loan (the “Former Term Loan”) with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the “Former Revolving Credit Facility”) with a maturity date of June 17, 2019.

Former Term Loan

The Former Term Loan provided an initial commitment amount of $415.0 million and bore interest at a base rate (as defined in the Former Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. At March 31, 2017, the effective interest rate on the Former Term Loan, including the impact of our interest rate swap, was 4.75%. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $205.0 million, or 74%, of the Former Term Loan principal outstanding as of March 31, 2017.

Former Revolving Credit Facility

The Former Revolving Credit Facility provided up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Former Revolving Credit Facility, revolving loans were available based on a base rate (as defined in the Former Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which was determined according to a pricing grid under which the interest rate decreased or increased based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Former Credit Agreement). The maximum letter of credit capacity under the Former Revolving Credit Facility was $50.0 million and the Former Credit Agreement provided for a letter of credit fee equal to the applicable margin for LIBOR loans under the Former Revolving Credit Facility. At March 31, 2017, there were no borrowings outstanding on the Former Revolving Credit Facility and we were in compliance with all of the financial covenants in the Former Credit Agreement.

On April 18, 2017, the Company entered into a senior secured credit agreement (the “New Credit Agreement”), which provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit. In connection with the Company’s entry into the New Credit Agreement, the Company refinanced the Former Credit Agreement. For more information about our refinancing, see Note 15 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

NOTE 9.                                              CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2017

Closure and post-closure obligations, beginning of period	$75,082
Accretion expense	1,073
Payments	(270)
Foreign currency translation	14
Closure and post-closure obligations, end of period	75,899
Less current portion	(2,257)
Long-term portion	$73,642

NOTE 10.             INCOME TAXES

Our effective tax rate for the three months ended March 31, 2017 was 37.3%, down from 38.4% for the three months ended March 31, 2016. The decrease for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. The decrease is partially offset by a higher U.S. effective tax rate for the three months ended March 31, 2017, which is primarily driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate. The effective tax rate for the three months ended March 31, 2017 reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. US Ecology, Inc. is subject to examination by the IRS for tax years 2013 through 2016. EQ is also subject to examination by the IRS for tax years 2013 and 2014. We may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2012 through 2016. We are currently not aware of any examinations by taxing authorities.

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-09 in the first quarter of 2017. The Company recorded all income tax effects of stock-based compensation awards in its provision for income taxes in the consolidated statement of operations on a prospective basis. Adoption of ASU 2016-09 resulted in net excess tax benefits in our provision for income taxes of $68,000 for the three months ended March 31, 2017. No other provisions of ASU 2016-09 had a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 11.             EARNINGS PER SHARE

$s and shares in thousands, except per share	Three Months Ended March 31,
amounts	2017		2016
	Basic	Diluted	Basic	Diluted
Net income	$5,185	$5,185	$7,517	$7,517
Weighted average basic shares outstanding	21,725	21,725	21,684	21,684

Dilutive effect of stock-based awards		120		61
Weighted average diluted shares outstanding		21,845		21,745

Earnings per share	$0.24	$0.24	$0.35	$0.35
Anti-dilutive shares excluded from calculation		112		356

NOTE 12.             EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2017, 1,159,404 shares of common stock remain available for grant under the Omnibus Plan.

PSUs, RSUs and Restricted Stock

On January 2, 2017, the Company granted 11,500 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2017, based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $62.45 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2017 are as follows:

2017
Stock price on grant date	$49.15
Expected term (years)	3.0
Expected volatility	31%
Risk-free interest rate	1.5%
Expected dividend yield	1.5%

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2017 is as follows:

	PSUs		Restricted Stock		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	19,463	$48.62	55,201	$42.78	19,930	$39.10
Granted	11,500	62.45	19,100	49.15	34,870	47.93
Vested	—	—	(6,293)	46.18	(6,456)	39.10
Cancelled, expired or forfeited	—	—	(166)	49.97	(640)	39.10
Outstanding as of March 31, 2017	30,963	$53.76	67,842	$44.24	47,704	$45.56

Stock Options

A summary of our stock option activity for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	446,498	$36.49
Granted	34,600	49.15
Exercised	(21,327)	28.73
Cancelled, expired or forfeited	(4,446)	42.10
Outstanding as of March 31, 2017	455,325	$37.76
Exercisable as of March 31, 2017	253,615	$35.87

Treasury Stock

During the three months ended March 31, 2017, the Company repurchased 1,569 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $48.50 per share. During the three months ended March 31, 2017, option holders exercised 21,327 options with a weighted-average exercise price of $28.73 per option. Option holders exercised 2,938 of these options via net share settlement.

NOTE 13.             COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by regulators for non-compliance. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

We are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 14.   OPERATING SEGMENTS

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2017
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$68,703	$2,637	$—	$71,340
Services Revenue:
Transportation and Logistics (1)	12,600	5,320	—	17,920
Industrial Cleaning (2)	—	4,219	—	4,219
Technical Services (3)	—	15,662	—	15,662
Remediation (4)	—	606	—	606
Other (5)	—	487	—	487
Total Revenue	$81,303	$28,931	$—	$110,234

Depreciation, amortization and accretion	$8,790	$1,458	$128	$10,376
Capital expenditures	$4,214	$2,038	$899	$7,151
Total assets	$594,310	$118,995	$58,421	$771,726

	Three Months Ended March 31, 2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$66,724	$2,752	$—	$69,476
Services Revenue:
Transportation and Logistics (1)	14,800	5,387	—	20,187
Industrial Cleaning (2)	—	4,271	—	4,271
Technical Services (3)	—	17,605	—	17,605
Remediation (4)	—	838	—	838
Other (5)	—	941	—	941
Total Revenue	$81,524	$31,794	$—	$113,318

Depreciation, amortization and accretion	$8,079	$1,337	$122	$9,538
Capital expenditures	$5,839	$500	$880	$7,219
Total assets	$586,668	$120,896	$60,661	$768,225

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

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

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
$s in thousands	2017	2016
Net income	$5,185	$7,517
Income tax expense	3,079	4,684
Interest expense	4,130	4,559
Interest income	(10)	(49)
Foreign currency gain	(88)	(759)
Other income	(137)	(169)
Depreciation and amortization of plant and equipment	6,633	5,904
Amortization of intangibles	2,670	2,610
Stock-based compensation	918	795
Accretion and non-cash adjustment of closure & post-closure liabilities	1,073	1,024
Adjusted EBITDA	$23,453	$26,116

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended March 31,
$s in thousands	2017	2016
Adjusted EBITDA:
Environmental Services	$31,856	$33,052
Field & Industrial Services	2,064	3,678
Corporate	(10,467)	(10,614)
Total	$23,453	$26,116

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended March 31,
$s in thousands	2017	2016
United States	$96,192	$103,191
Canada	14,042	10,127
Total revenue	$110,234	$113,318

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2017	2016
United States	$402,668	405,767
Canada	54,997	54,826
Total long-lived assets	$457,665	$460,593

NOTE 15.             SUBSEQUENT EVENTS

Quarterly Dividend

On April 3, 2017, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 21, 2017. The dividend was paid using cash on hand on April 28, 2017 in an aggregate amount of $3.9 million.

Debt Refinancing

On April 18, 2017, the Company entered into the New Credit Agreement with Wells Fargo Bank, National Association, as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year Revolving Credit Facility, including a $75.0 million sublimit for the issuance of standby letters of credit. In connection with the Company’s entry into the New Credit Agreement, the Company refinanced the Former Credit Agreement. The Company expects that certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods will be eliminated from the balance sheet through a non-cash charge to earnings of approximately $5.4 million in the second quarter of 2017.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement). The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million.

The Company may at any time and from time to time prepay revolving credit loans and swingline loans, in whole or in part, without premium or penalty, subject to the obligation to indemnify each of the lenders against any actual loss or expense (including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain a LIBOR rate loan (as defined in the New Credit Agreement) or from fees payable to terminate the deposits from which such funds were obtained) with respect to the early termination of any LIBOR rate loan. The New Credit Agreement provides for mandatory prepayment at any time if the revolving credit outstandings exceed the revolving credit commitment (as such terms are defined in the New Credit Agreement), in an amount equal to such excess. Subject to certain exceptions, the New Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.

Pursuant to (i) an unconditional guarantee agreement and (ii) a collateral agreement, each entered into by the Company and its domestic subsidiaries on April 18, 2017, the Company’s obligations under the New Credit Agreement are (or will be) jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and are secured by substantially all of the assets of the Company and the Company’s existing and certain future domestic subsidiaries (subject to certain exclusions), including 100% of the equity interests of the Company’s domestic subsidiaries and 65% of the voting equity interests of the Company’s directly owned foreign subsidiaries (and 100% of the non-voting equity interests of the Company’s directly owned foreign subsidiaries).

The New Credit Agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of the Company to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens. Upon the occurrence of an event of default (as defined in the New Credit Agreement), among other things, amounts outstanding under the New Credit Agreement may be accelerated and the commitments may be terminated.

The New Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the New Credit Agreement). Our Consolidated Total Net Leverage Ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, may not exceed 3.50 to 1.00, subject to certain exceptions. Our Consolidated Interest Coverage Ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, may not be less than 3.00 to 1.00.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2017 and 2016. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boise, Idaho
May 1, 2017

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

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of Environmental Services segment T&D revenues by waste generator industry for the three months ended March 31, 2017 and 2016 were as follows:

	% of Treatment and Disposal Revenue (1) for the Three Months Ended March 31,
Generator Industry	2017	2016
Metal Manufacturing	16%	16%
Broker / Treatment, Storage & Disposal Facilities (“TSDF”)	15%	15%
Refining	14%	12%
General Manufacturing	14%	11%
Chemical Manufacturing	11%	14%
Government	6%	6%
Utilities	4%	5%
Mining, Exploration & Production	3%	3%
Transportation	2%	3%
Waste Management & Remediation	2%	2%
Other (2)	13%	13%

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

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2017, approximately 16% of our T&D revenue was derived from Event Business projects, down from 17% for the three months ended March 31, 2016. For the three months ended March 31, 2017, Event Business revenue decreased 9% compared to the three months ended March 31, 2016. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended March 31, 2017, Base Business revenue increased 3% compared to the three months ended March 31, 2016. Base Business revenue was approximately 84% of total T&D revenue for the three months ended March 31, 2017, up from 83% for the three months ended March 31, 2016. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2017 vs. 2016
$s in thousands	2017	%	2016	%	$ Change	% Change

Revenue
Environmental Services	$81,303	74%	$81,524	72%	$(221)	0%
Field & Industrial Services	28,931	26%	31,794	28%	(2,863)	-9%

Total	110,234	100%	113,318	100%	(3,084)	-3%

Gross Profit
Environmental Services	28,686	35%	30,454	37%	(1,768)	-6%
Field & Industrial Services	3,187	11%	4,754	15%	(1,567)	-33%

Total	31,873	29%	35,208	31%	(3,335)	-9%

Selling, General & Administrative Expenses
Environmental Services	5,731	7%	5,578	7%	153	3%
Field & Industrial Services	2,641	9%	2,453	8%	188	8%
Corporate	11,342	n/a	11,394	n/a	(52)	0%

Total	19,714	18%	19,425	17%	289	1%

Adjusted EBITDA
Environmental Services	31,856	39%	33,052	41%	(1,196)	-4%
Field & Industrial Services	2,064	7%	3,678	12%	(1,614)	-44%
Corporate	(10,467)	n/a	(10,614)	n/a	147	-1%

Total	$23,453	21%	$26,116	23%	$(2,663)	-10%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		2017 vs. 2016
$s in thousands	2017	2016	$ Change	% Change

Net Income	$5,185	$7,517	$(2,332)	-31%
Income tax expense	3,079	4,684	(1,605)	-34%
Interest expense	4,130	4,559	(429)	-9%
Interest income	(10)	(49)	39	-80%
Foreign currency gain	(88)	(759)	671	-88%
Other income	(137)	(169)	32	-19%
Depreciation and amortization of plant and equipment	6,633	5,904	729	12%
Amortization of intangibles	2,670	2,610	60	2%
Stock-based compensation	918	795	123	15%
Accretion and non-cash adjustment of closure and post-closure liabilities	1,073	1,024	49	5%
Adjusted EBITDA	$23,453	$26,116	$(2,663)	-10%

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

Revenue

Total revenue decreased 3% to $110.2 million for the first quarter of 2017 compared with $113.3 million for the first quarter of 2016.

Environmental Services

Environmental Services segment revenue decreased less than 1% to $81.3 million for the first quarter of 2017 compared to $81.5 million for the first quarter of 2016. T&D revenue increased 3% in the first quarter of 2017, primarily as a result of a 3% increase in Base Business revenue, partially offset by a 9% decrease in project-based Event Business. Transportation service revenue decreased 17% compared to the first quarter of 2016, reflecting fewer Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 5% for the first quarter of 2017 compared to the first quarter of 2016.  Tons of waste disposed of or processed at our landfills decreased 3% for the first quarter of 2017 compared to the first quarter of 2016.

T&D revenue from recurring Base Business waste generators increased 3% for the first quarter of 2017 compared to the first quarter of 2016 and comprised 84% of total T&D revenue for the first quarter of 2017. During the first quarter of 2017, increases in Base Business T&D revenue from the refining, general manufacturing, and “Other” industry groups were partially offset by decreases in Base Business T&D revenue from the transportation and metal manufacturing industry groups.

T&D revenue from Event Business waste generators decreased 9% for the first quarter of 2017 compared to the first quarter of 2016 and was 16% of T&D revenue for the first quarter of 2017. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, utilities and government industry groups, partially offset by higher T&D revenue from the general manufacturing and refining industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a nuclear fuels fabrication plant decommissioning project in the first quarter of 2016. The decrease in revenue from the utilities and government industry groups is primarily attributable to lower Event Business volumes.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first quarter of 2017 as compared to the first quarter of 2016:

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
General Manufacturing	23%
Refining	23%
Waste Management & Remediation	23%
Other	5%
Broker / TSDF	-2%
Metal Manufacturing	-3%
Government	-7%
Mining, Exploration & Production	-9%
Chemical Manufacturing	-15%
Transportation	-25%
Utilities	-29%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 9% to $28.9 million for the first quarter of 2017 compared with $31.8 million for the first quarter of 2016. The decrease in segment revenue is primarily attributable to the expiration of a contract that was not renewed or replaced and softer overall market conditions.

Gross Profit

Total gross profit decreased 9% to $31.9 million for the first quarter of 2017, down from $35.2 million for the first quarter of 2016. Total gross margin was 29% for the first quarter of 2017 compared with 31% for the first quarter of 2016.

Environmental Services

Environmental Services segment gross profit decreased 6% to $28.7 million for the first quarter of 2017, down from $30.5 million for the first quarter of 2016. Total segment gross margin for the first quarter of 2017 was 35% compared with 37% for the first quarter of 2016. T&D gross margin was 38% for the first quarter of 2017 compared with 41% for the first quarter of 2016. This decrease primarily reflects a less favorable T&D service mix for the first quarter of 2017 compared to the first quarter of 2016.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 33% to $3.2 million for the first quarter of 2017, down from $4.8 million for the first quarter of 2016. Total segment gross margin was 11% for the first quarter of 2017 compared with 15% for the first quarter of 2016. The decrease in segment gross margin is primarily attributable to lower revenue and a less favorable service mix in the first quarter of 2017 compared to the first quarter of 2016, as well as lease termination charges incurred in the first quarter of 2017.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $19.7 million, or 18% of total revenue, for the first quarter of 2017 compared with $19.4 million, or 17% of total revenue, for the first quarter of 2016.

Environmental Services

Environmental Services segment SG&A increased 3% to $5.7 million, or 7% of segment revenue, for the first quarter of 2017 compared with $5.6 million, or 7% of segment revenue, for the first quarter of 2016, primarily reflecting higher employee labor costs and higher insurance expenses, partially offset by lower bad debt expense in the first quarter of 2017 compared to the first quarter of 2016.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 8% to $2.6 million, or 9% of segment revenue, for the first quarter of 2017 compared with $2.5 million, or 8% of segment revenue, for the first quarter of 2016, primarily reflecting higher workers’ compensation costs, higher rental expenses and higher losses on sales of assets in the first quarter of 2017 compared to the first quarter of 2016.

Corporate

Corporate SG&A was $11.3 million, or 10% of total revenue, for the first quarter of 2017 compared with $11.4 million, or 10% of total revenue, for the first quarter of 2016.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first quarter of 2017 was 37.3% compared with 38.4% for the first quarter of 2016. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first quarter of 2017 compared with the first quarter of 2016. The decrease is partially offset by a higher U.S. effective tax rate for the first quarter of 2017 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate. The effective tax rate for the three months ended March 31, 2017 reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of Accounting Standards Update 2016-09.

Interest expense

Interest expense was $4.1 million for the first quarter of 2017 compared with $4.6 million for the first quarter of 2016. The decrease is primarily due to lower debt levels in the first quarter of 2017 compared with the first quarter of 2016. First quarter 2017 interest expense includes $81,000 of incremental non-cash amortization of deferred financing fees associated with debt principal prepayments made during the first quarter of 2017.

Foreign currency gain

We recognized an $88,000 non-cash foreign currency gain for the first quarter of 2017 compared with a $759,000 non-cash foreign currency gain for the first quarter of 2016. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2017, we had $21.2 million of intercompany loans subject to currency revaluation.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $6.6 million for the first quarter of 2017 compared with $5.9 million for the first quarter of 2016.

Amortization of intangibles

Intangible assets amortization expense was $2.7 million for the first quarter of 2017 compared with $2.6 million for the first quarter of 2016.

Stock-based compensation

Stock-based compensation expense increased 15% to $918,000 for the first quarter of 2017 compared with $795,000 for the first quarter of 2016 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the first quarter of 2017 compared with $1.0 million for the first quarter of 2016.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the senior secured credit agreement (the “New Credit Agreement”). At March 31, 2017, we had $10.3 million in cash and cash equivalents immediately available and $119.0 million of borrowing capacity available under our revolving line of credit (the “Former Revolving Credit Facility”).

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our New Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the three months ended March 31, 2017, net cash provided by operating activities was $20.9 million. This primarily reflects net income of $5.2 million, non-cash depreciation, amortization and accretion of $10.4 million, a decrease in accounts receivable of $3.0 million, a decrease in income taxes receivable of $2.0 million, an increase in deferred revenue of $2.0 million and share-based compensation expense of $918,000, partially offset by a decrease in accounts payable and accrued liabilities of $2.6 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in accounts receivable is primarily attributable to the timing of customer payments. The decrease in income taxes receivable is primarily attributable to the timing of income tax payments. The decrease in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. The increase in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed.

Days sales outstanding were 75 days as of March 31, 2017, compared to 73 days as of December 31, 2016 and 76 days as of March 31, 2016.

For the three months ended March 31, 2016, net cash provided by operating activities was $30.3 million. This primarily reflects net income of $7.5 million, non-cash depreciation, amortization and accretion of $9.5 million, a decrease in accounts receivable of $12.2 million, an increase in income taxes payable of $3.2 million, a decrease in income taxes receivable of $943,000 and share-based compensation expense of $795,000, partially offset by a decrease in accrued salaries and benefits of $2.1 million and a decrease in deferred revenue of $1.5 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in accounts receivable is primarily attributable to the timing customer payments. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first quarter of 2016 for accrued 2015 incentive compensation. The decrease in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $7.1 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the three months ended March 31, 2016, net cash used in investing activities was $7.2 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the three months ended March 31, 2017, net cash used in financing activities was $10.5 million, consisting primarily of $4.7 million of payments on the Company’s term loan, net payment activity on the Company’s revolving credit facility of $2.2 million and $3.9 million of dividend payments to our stockholders.

On April 18, 2017, in connection with the Company’s entry into the New Credit Agreement, the Company refinanced the Former Credit Agreement. Immediately prior to the termination of the Former Credit Agreement, there were approximately $278.3 million of term loans and no revolving loans outstanding under the Former Credit Agreement.

For the three months ended March 31, 2016, net cash used in financing activities was $14.9 million, consisting primarily of $10.8 million of payments on the Company’s term loan and $3.9 million of dividend payments to our stockholders.

Credit Facility

Debt Refinancing

On April 18, 2017, the Company entered into the New Credit Agreement with Wells Fargo Bank, National Association, as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, which provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit. In connection with the Company’s entry into the New Credit Agreement, the Company refinanced the Former Credit Agreement. The Company expects that certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods will be eliminated from the balance sheet through a non-cash charge to earnings of approximately $5.4 million in the second quarter of 2017.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement). The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million.

The Company may at any time and from time to time prepay revolving credit loans and swingline loans, in whole or in part, without premium or penalty, subject to the obligation to indemnify each of the lenders against any actual loss or expense (including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain a LIBOR rate loan (as defined in the New Credit Agreement) or from fees payable to terminate the deposits from which such funds were obtained) with respect to the early termination of any LIBOR rate loan. The New Credit Agreement provides for mandatory prepayment at any time if the revolving credit outstandings exceed the revolving credit commitment (as such terms are defined in the New Credit Agreement), in an amount equal to such excess. Subject to certain exceptions, the New Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.

Pursuant to (i) an unconditional guarantee agreement and (ii) a collateral agreement, each entered into by the Company and its domestic subsidiaries on April 18, 2017, the Company’s obligations under the New Credit Agreement are (or will be) jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and are secured by substantially all of the assets of the Company and the Company’s existing and certain future domestic subsidiaries (subject to certain exclusions), including 100% of the equity interests of the Company’s domestic subsidiaries and 65% of the voting equity interests of the Company’s directly owned foreign subsidiaries (and 100% of the non-voting equity interests of the Company’s directly owned foreign subsidiaries).

The New Credit Agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of the Company to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens. Upon the occurrence of an event of default (as defined in the New Credit Agreement), among other things, amounts outstanding under the New Credit Agreement may be accelerated and the commitments may be terminated.

The New Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the New Credit Agreement). Our Consolidated Total Net Leverage Ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, may not exceed 3.50 to 1.00, subject to certain exceptions. Our Consolidated Interest Coverage Ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, may not be less than 3.00 to 1.00.

For more information about our debt, see Note 8 and Note 15 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2017. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On April 18, 2017, the Company entered into the New Credit Agreement, which provides for a $500.0 million, five-year Revolving Credit Facility, including a $75.0 million sublimit for the issuance of standby letters of credit. In connection with the Company’s entry into the New Credit Agreement, the Company refinanced the Former Credit Agreement. For more information about our refinancing, see Note 15 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2017, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

As of March 31, 2017, we were exposed to changes in interest rates as a result of our borrowings under the Former Credit Agreement. Under the Former Credit Agreement, Former Term Loan borrowings incurred interest at a base rate (as defined in the Former Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin. Revolving loans under the Former Revolving Credit Facility were available based on a base rate (as defined in the Former Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which was determined according to a pricing grid under which the interest rate decreased or increased based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Former Credit Agreement). On October 29, 2014, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, the Company pays interest at the fixed effective rate of 5.17% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of March 31, 2017, there were $278.3 million of term loans and no revolving loans outstanding under the Former Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Former Credit Agreement.

Based on the outstanding indebtedness of $278.3 million under our Former Credit Agreement at March 31, 2017 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $797,000 for the corresponding period.

On April 18, 2017, the Company entered into the New Credit Agreement, which provides for a $500.0 million, five-year Revolving Credit Facility, including a $75.0 million sublimit for the issuance of standby letters of credit. In connection with the Company’s entry into the New Credit Agreement, the Company refinanced the Former Credit Agreement. For more information about our refinancing, see Note 15 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the three months ended March 31, 2017, our Canadian subsidiaries transacted approximately 53% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2017, we had $21.2 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the three months ended March 31, 2017, the CAD strengthened as compared to the USD resulting in a $180,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2017, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2017 would have generated a gain or loss of approximately $212,000 for the three months ended March 31, 2017.

We had a total pre-tax foreign currency gain of $88,000 for the three months ended March 31, 2017. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2016 could harm our business, prospects, operating results, and financial condition.

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

ITEM 1A.               RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes from the risk factors reported on the Form 10-K.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 to 31, 2017	—	$—	—	$25,000,000
February 1 to 28, 2017	—	—	—	25,000,000
March 1 to 31, 2017 (1)	1,569	48.50	—	25,000,000

Total	1,569	$48.50	—	$25,000,000

(1)         Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6.                        EXHIBITS

10.1	Form of Performance Stock Unit Award Agreement.*

10.2	Form of Restricted Stock Unit Award Agreement.*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 1, 2017	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer