Form 10-Q
period 2017-06-30
US ECOLOGY, INC.
filed 2017-07-31
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission file number: 0000-11688

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3889638
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

251 E. Front St., Suite 400
Boise, Idaho	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 331-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

At July 26, 2017, there were 21,828,819 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,902	$7,015
Receivables, net	110,394	96,819
Prepaid expenses and other current assets	8,761	7,458
Income taxes receivable	2,070	4,076
Total current assets	126,127	115,368

Property and equipment, net	230,117	226,237
Restricted cash and investments	5,805	5,787
Intangible assets, net	229,967	234,356
Goodwill	194,224	193,621
Other assets	3,206	1,031
Total assets	$789,446	$776,400

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$13,513	$13,948
Deferred revenue	12,712	7,820
Accrued liabilities	27,047	22,605
Accrued salaries and benefits	10,336	10,720
Income taxes payable	52	165
Current portion of closure and post-closure obligations	2,237	2,256
Short-term borrowings	—	2,177
Current portion of long-term debt	—	2,903
Total current liabilities	65,897	62,594

Long-term closure and post-closure obligations	74,374	72,826
Long-term debt	277,000	274,459
Other long-term liabilities	4,607	5,164
Deferred income taxes	80,419	81,333
Total liabilities	502,297	496,376

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,827 and 21,780 shares issued, respectively	218	218
Additional paid-in capital	175,088	172,704
Retained earnings	124,263	121,879
Treasury stock, at cost, 2 and 7 shares, respectively	(25)	(52)
Accumulated other comprehensive loss	(12,395)	(14,725)
Total stockholders’ equity	287,149	280,024
Total liabilities and stockholders’ equity	$789,446	$776,400

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$126,057	$122,351	$236,291	$235,669
Direct operating costs	90,161	85,445	168,522	163,555
Gross profit	35,896	36,906	67,769	72,114
Selling, general and administrative expenses	20,000	19,819	39,714	39,244
Operating income	15,896	17,087	28,055	32,870
Other income (expense):
Interest income	21	33	31	82
Interest expense	(8,474)	(4,303)	(12,604)	(8,862)
Foreign currency gain (loss)	158	(343)	246	416
Other	166	2,330	303	2,499
Total other expense	(8,129)	(2,283)	(12,024)	(5,865)

Income before income taxes	7,767	14,804	16,031	27,005
Income tax expense	2,718	5,866	5,797	10,550
Net income	$5,049	$8,938	$10,234	$16,455

Earnings per share:
Basic	$0.23	$0.41	$0.47	$0.76
Diluted	$0.23	$0.41	$0.47	$0.76

Shares used in earnings per share calculation:
Basic	21,751	21,700	21,738	21,692
Diluted	21,890	21,790	21,874	21,768
Dividends paid per share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,049	$8,938	$10,234	$16,455
Other comprehensive income (loss):
Foreign currency translation gain	1,552	36	1,991	3,289
Net changes in interest rate hedge, net of taxes of $(105), ($297), $182, and ($1,316), respectively	(195)	(551)	339	(2,445)
Comprehensive income, net of tax	$6,406	$8,423	$12,564	$17,299

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$10,234	$16,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,621	12,106
Amortization of intangible assets	5,286	5,256
Accretion of closure and post-closure obligations	2,155	2,049
Gain on disposition of business	—	(2,208)
Unrealized foreign currency gain	(425)	(685)
Deferred income taxes	(1,379)	(1,340)
Share-based compensation expense	1,959	1,578
Net loss on disposition of assets	245	22
Amortization and write-off of debt issuance costs	5,604	1,065
Amortization and write-off of debt discount	667	74
Changes in assets and liabilities:
Receivables	(14,486)	6,613
Income taxes receivable	2,020	(1,439)
Other assets	(4,038)	1,272
Accounts payable and accrued liabilities	5,819	(872)
Deferred revenue	4,770	(1,220)
Accrued salaries and benefits	(429)	787
Income taxes payable	(115)	49
Closure and post-closure obligations	(686)	(848)
Net cash provided by operating activities	30,822	38,714

Cash flows from investing activities:
Purchases of property and equipment	(17,552)	(14,488)
Business acquisitions (net of cash acquired)	—	(4,934)
Purchases of restricted cash and investments	(820)	(1,043)
Proceeds from divestitures (net of cash divested)	—	2,723
Proceeds from sale of restricted cash and investments	802	973
Proceeds from sale of property and equipment	86	96
Net cash used in investing activities	(17,484)	(16,673)

Cash flows from financing activities:
Payments on long-term debt	(287,040)	(11,502)
Proceeds from long-term debt	281,000	—
Payments on short-term borrowings	(13,438)	(22,166)
Proceeds from short-term borrowings	11,260	26,132
Dividends paid	(7,849)	(7,835)
Proceeds from exercise of stock options	609	124
Payment of equipment financing obligations	(176)	—
Other	(77)	(162)
Net cash used in financing activities	(15,711)	(15,409)

Effect of foreign exchange rate changes on cash	260	168
Increase (decrease) in cash and cash equivalents	(2,113)	6,800
Cash and cash equivalents at beginning of year	7,015	5,989
Cash and cash equivalents at end of year	$4,902	$12,789

Supplemental Disclosures
Income taxes paid, net of receipts	$5,804	$13,203
Interest paid	$6,431	$7,438
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$1,991	$2,403
Restricted stock issued from treasury shares	$113	$415

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in Accounting Standards Codification (“ASC”) 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is based on the EITF’s consensuses reached on Issue 16-A. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-18 may have on our consolidated cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-15 may have on our consolidated cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The guidance is effective for annual and interim periods beginning after December 15, 2018. The guidance must be applied using the modified retrospective approach. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-02 may have on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company currently anticipates adopting this ASU using the modified retrospective method.

To assess the impact of ASU 2014-09, we have read the amended guidance, attended trainings and have consulted with external accounting professionals on a regular basis to assist with the understanding and interpretation of the ASU to our revenue recognition. The Company has completed our preliminary review of customer contracts in each of its operating segments for all significant service lines. Based upon the preliminary review of customer contracts, the Company believes that the majority of our standard contracts are not impacted by ASU 2014-09 revenue recognition criteria. We are in the process of performing additional analysis over non-standard contracts that may be impacted by the adoption of ASU 2014-09, to understand whether our revenue recognition is impacted. We are also performing additional analysis on revenue recognized from our managed services line of business, as the contractual provisions within this revenue stream can vary in comparison to our more standard contracts. Under ASU 2014-09, the principal vs. agent considerations differ from the current guidance and are more focused on the control aspect of the relationship. We are currently assessing the level of impact this guidance may have on our various revenue streams, to determine the appropriate classification under ASU 2014-09. Further, we are in the process of identifying and implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

While the Company continues to assess all potential impacts of adopting ASU 2014-09, based upon information available to date, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on either the timing or recognition of revenues, however, the full extent of the impact is subject to the completion of our assessment.

NOTE 2.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Loss
	Currency	on Interest Rate
	Translation	Hedge	Total
Balance at December 31, 2016	$(12,649)	$(2,076)	$(14,725)
Other comprehensive income (loss) before reclassifications, net of tax	1,991	(534)	1,457
Amounts reclassified out of AOCI, net of tax (1)	—	873	873
Other comprehensive income, net	1,991	339	2,330
Balance at June 30, 2017	$(10,658)	$(1,737)	$(12,395)

(1)

Before-tax reclassifications of $603,000 ($392,000 after-tax) and $1.3 million ($873,000 after-tax) for the three and six months ended June 30, 2017, respectively, and before-tax reclassifications of $808,000 ($525,000 after-tax) and $1.6 million ($1.1 million after-tax) for the three and six months ended June 30, 2016, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $2.4 million ($1.6 million after-tax).

NOTE 3.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2017 or the three or six months ended June 30, 2016. No customer accounted for more than 10% of total trade receivables as of June 30, 2017 or December 31, 2016.

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

NOTE 4.     RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2017	2016
Trade	$94,358	$84,487
Unbilled revenue	14,728	13,835
Other	3,694	831
Total receivables	112,780	99,153
Allowance for doubtful accounts	(2,386)	(2,334)
Receivables, net	$110,394	$96,819

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At June 30, 2017, the fair value of the Company’s variable-rate debt was estimated to be $277.0 million.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2017
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,006	$3,068	$—	$4,074
Money market funds (2)	1,731	—	—	1,731
Total	$2,737	$3,068	$—	$5,805

Liabilities:
Interest rate swap agreement (3)	$—	$2,677	$—	$2,677
Total	$—	$2,677	$—	$2,677

	December 31, 2016
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$607	$3,473	$—	$4,080
Money market funds (2)	1,707	—	—	1,707
Total	$2,314	$3,473	$—	$5,787

Liabilities:
Interest rate swap agreement (3)	$—	$3,198	$—	$3,198
Total	$—	$3,198	$—	$3,198

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

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The interest rate swap continued to be effective following the termination of the Company’s senior secured credit agreement, dated June 17, 2014. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of June 30, 2017 and December 31, 2016.

NOTE 6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2017	2016
Cell development costs	$130,458	$128,821
Land and improvements	34,557	34,285
Buildings and improvements	81,347	78,081
Railcars	17,299	17,299
Vehicles and other equipment	114,215	110,267
Construction in progress	33,096	24,392
Total property and equipment	410,972	393,145
Accumulated depreciation and amortization	(180,855)	(166,908)
Property and equipment, net	$230,117	$226,237

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $7.0 million and $6.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $13.6 million and $12.1 million, respectively.

NOTE 7.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2017 consisted of the following:

		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Balance at December 31, 2016	$149,490	$44,131	$193,621
Foreign currency translation	603	—	603
Balance at June 30, 2017	$150,093	$44,131	$194,224

Intangible assets, net consisted of the following:

	June 30, 2017			December 31, 2016
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$111,078	$(10,966)	$100,112	$110,341	$(9,462)	$100,879
Customer relationships	84,843	(17,340)	67,503	84,711	(14,519)	70,192
Technology - formulae and processes	7,009	(1,464)	5,545	6,770	(1,305)	5,465
Customer backlog	3,652	(1,109)	2,543	3,652	(926)	2,726
Tradename	4,318	(4,318)	—	4,318	(3,650)	668
Developed software	2,917	(1,157)	1,760	2,907	(994)	1,913
Non-compete agreements	747	(747)	—	747	(742)	5
Internet domain and website	540	(86)	454	540	(72)	468
Database	390	(137)	253	387	(118)	269
Total amortizing intangible assets	215,494	(37,324)	178,170	214,373	(31,788)	182,585
Nonamortizing intangible assets:
Permits and licenses	51,666	—	51,666	51,645	—	51,645
Tradename	131	—	131	126	—	126
Total intangible assets	$267,291	$(37,324)	$229,967	$266,144	$(31,788)	$234,356

Amortization expense for the three months ended June 30, 2017 and 2016 was $2.6 million and $2.6 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $5.3 million and $5.3 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 8.     DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2017	2016
Revolving credit facility	$277,000	$—
Former term loan	—	283,040
Unamortized discount and debt issuance costs	—	(5,678)
Total debt	277,000	277,362
Current portion of long-term debt	—	(2,903)
Long-term debt	$277,000	$274,459

New Credit Agreement

On April 18, 2017, the Company entered into a new senior secured credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The New Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. In connection with the Company’s entry into the New Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated June 17, 2014 (the “Former Credit Agreement”). Immediately prior to the termination of the Former Credit Agreement, there were $278.3 million of term loans and no revolving loans outstanding under the Former Credit Agreement. No early termination penalties were incurred as a result of the termination of the Former Credit Agreement. The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time non-cash charge of $5.5 million to interest expense in the second quarter of 2017.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement), as set forth in the table below:

Total Net Leverage Ratio	LIBOR Rate Loans Interest Margin	Base Rate Loans Interest Margin
Equal to or greater than 3.25 to 1.00	2.00%	1.00%
Equal to or greater than 2.50 to 1.00, but less than 3.25 to 1.00	1.75%	0.75%
Equal to or greater than 1.75 to 1.00, but less than 2.50 to 1.00	1.50%	0.50%
Equal to or greater than 1.00 to 1.00, but less than 1.75 to 1.00	1.25%	0.25%
Less than 1.00 to 1.00	1.00%	0.00%

At June 30, 2017, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.37%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $200.0 million, or 72%, of the Revolving Credit Facility borrowings as of June 30, 2017. The interest rate swap agreement continued in place following the termination of the Company’s Former Credit Agreement. The critical terms of the interest rate swap and the forecasted transaction (periodic interest payments on the Company’s variable-rate debt) did not change as a result of the refinancing therefore the interest rate swap continues to qualify as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the New Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2017, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the New Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the

Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of June 30, 2017, there were no amounts outstanding subject to the Sweep Arrangement.

As of June 30, 2017, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At June 30, 2017, we were in compliance with all of the financial covenants in the New Credit Agreement.

Former Credit Agreement

On June 17, 2014, the Company entered into a $540.0 million senior secured credit agreement (the “Former Credit Agreement”) with a syndicate of banks comprised of a $415.0 million term loan (the “Former Term Loan”) with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the “Former Revolving Credit Facility”) with a maturity date of June 17, 2019.

The Former Term Loan provided an initial commitment amount of $415.0 million and bore interest at a base rate (as defined in the Former Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option.

The Former Revolving Credit Facility provided up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Former Revolving Credit Facility, revolving loans were available based on a base rate (as defined in the Former Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which was determined according to a pricing grid under which the interest rate decreased or increased based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Former Credit Agreement). The maximum letter of credit capacity under the Former Revolving Credit Facility was $50.0 million and the Former Credit Agreement provided for a letter of credit fee equal to the applicable margin for LIBOR loans under the Former Revolving Credit Facility. At December 31, 2016, there were $2.2 million of working capital borrowings outstanding on the Former Revolving Credit Facility. These borrowings were due “on demand” and presented as short-term borrowings in the consolidated balance sheets.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2017	June 30, 2017
Closure and post-closure obligations, beginning of period	$75,899	$75,082
Accretion expense	1,082	2,155
Payments	(418)	(688)
Foreign currency translation	48	62
Closure and post-closure obligations, end of period	76,611	76,611
Less current portion	(2,237)	(2,237)
Long-term portion	$74,374	$74,374

NOTE 10.   INCOME TAXES

Our effective tax rate for the three months ended June 30, 2017 was 35.0%, down from 39.6% for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was 36.2%, down from 39.1% for the six months ended June 30, 2016. The decrease for the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016 primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. The effective tax rate for the three and six months ended June 30, 2017 reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-09 in the first quarter of 2017. The Company recorded all income tax effects of stock-based compensation awards in its provision for income taxes in the consolidated statement of operations on a prospective basis. Adoption of ASU 2016-09 resulted in net excess tax benefits in our provision for income taxes of $9,000 and $77,000 for the three and six months ended June 30, 2017. No other provisions of ASU 2016-09 had a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 11.   EARNINGS PER SHARE

	Three Months Ended June 30,
	2017		2016
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$5,049	$5,049	$8,938	$8,938
Weighted average basic shares outstanding	21,751	21,751	21,700	21,700

Dilutive effect of stock options and restricted stock		139		90
Weighted average diluted shares outstanding		21,890		21,790

Earnings per share	$0.23	$0.23	$0.41	$0.41
Anti-dilutive shares excluded from calculation		115		251

	Six Months Ended June 30,
	2017		2016
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$10,234	$10,234	$16,455	$16,455
Weighted average basic shares outstanding	21,738	21,738	21,692	21,692

Dilutive effect of stock options and restricted stock		136		76
Weighted average diluted shares outstanding		21,874		21,768

Earnings per share	$0.47	$0.47	$0.76	$0.76
Anti-dilutive shares excluded from calculation		113		304

NOTE 12.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or six months ended June 30, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus

Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of June 30, 2017, 1,149,001 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2017 are as follows:

2017
Stock price on grant date	$49.15
Expected term (years)	3.0
Expected volatility	31%
Risk-free interest rate	1.5%
Expected dividend yield	1.5%

A summary of our PSU, restricted stock and RSU activity for the six months ended June 30, 2017 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2016	19,463	$48.62	55,201	$42.78	19,930	$39.10
Granted	11,500	62.45	27,788	49.53	34,870	47.93
Vested	—	—	(14,426)	46.80	(6,456)	39.10
Cancelled, expired or forfeited	—	—	(166)	49.97	(1,193)	41.92
Outstanding as of June 30, 2017	30,963	$53.76	68,397	$44.66	47,151	$45.56

Stock Options

A summary of our stock option activity for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2016	446,498	$36.49
Granted	38,087	49.27
Exercised	(26,185)	30.45
Cancelled, expired or forfeited	(5,656)	41.46
Outstanding as of June 30, 2017	452,744	$37.86
Exercisable as of June 30, 2017	248,886	$35.84

Treasury Stock

During the six months ended June 30, 2017, the Company repurchased 1,613 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $48.57 per share. During the six months ended June 30, 2017, option holders exercised 26,185 options with a weighted-average exercise price of $30.45 per option, and 3,778 shares were tendered to option holders in connection with options exercised via net share settlement.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$71,238	$2,901	$—	$74,139
Services Revenue:
Transportation and Logistics (1)	18,353	4,943	—	23,296
Industrial Cleaning (2)	—	4,705	—	4,705
Technical Services (3)	—	19,802	—	19,802
Remediation (4)	—	3,217	—	3,217
Other (5)	—	898	—	898
Total Revenue	$89,591	$36,466	$—	$126,057
Depreciation, amortization and accretion	$9,105	$1,451	$128	$10,684
Capital expenditures	$7,771	$1,839	$723	$10,333
Total assets	$608,207	$124,466	$56,773	$789,446

	Three Months Ended June 30, 2016
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$66,908	$2,897	$—	$69,805
Services Revenue:
Transportation and Logistics (1)	15,889	4,955	—	20,844
Industrial Cleaning (2)	—	7,201	—	7,201
Technical Services (3)	—	19,167	—	19,167
Remediation (4)	—	4,653	—	4,653
Other (5)	—	681	—	681
Total Revenue	$82,797	$39,554	$—	$122,351
Depreciation, amortization and accretion	$8,371	$1,377	$125	$9,873
Capital expenditures	$5,575	$1,021	$673	$7,269
Total assets	$591,511	$127,836	$58,905	$778,252

	Six Months Ended June 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$139,941	$5,538	$—	$145,479
Services Revenue:
Transportation and Logistics (1)	30,953	10,263	—	41,216
Industrial Cleaning (2)	—	8,924	—	8,924
Technical Services (3)	—	35,464	—	35,464
Remediation (4)	—	3,823	—	3,823
Other (5)	—	1,385	—	1,385
Total Revenue	$170,894	$65,397	$—	$236,291
Depreciation, amortization and accretion	$17,895	$2,909	$258	$21,062
Capital expenditures	$13,610	$2,339	$1,603	$17,552
Total assets	$608,207	$124,466	$56,773	$789,446

	Six Months Ended June 30, 2016
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$133,633	$5,649	$—	$139,282
Services Revenue:
Transportation and Logistics (1)	30,688	10,343	—	41,031
Industrial Cleaning (2)	—	11,472	—	11,472
Technical Services (3)	—	36,772	—	36,772
Remediation (4)	—	5,490	—	5,490
Other (5)	—	1,622	—	1,622
Total Revenue	$164,321	$71,348	$—	$235,669
Depreciation, amortization and accretion	$16,451	$2,713	$247	$19,411
Capital expenditures	$11,414	$1,521	$1,553	$14,488
Total assets	$591,511	$127,836	$58,905	$778,252

(1)	Includes such services as collection, transportation and disposal of non-hazardous and hazardous waste.
(2)	Includes such services as industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, and refinery services such as tank cleaning and temporary storage.
(3)	Includes such services as Total Waste Management ("TWM") programs, retail services, laboratory packing, less-than-truck-load (“LTL”) service and Household Hazardous Waste ("HHW") collection.
(4)	Includes such services as site assessment, onsite treatment, project management and remedial action planning and execution.
(5)	Includes such services as emergency response and marine.

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

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2017	2016	2017	2016
Net income	$5,049	$8,938	$10,234	$16,455
Income tax expense	2,718	5,866	5,797	10,550
Interest expense	8,474	4,303	12,604	8,862
Interest income	(21)	(33)	(31)	(82)
Foreign currency (gain) loss	(158)	343	(246)	(416)
Other income	(166)	(2,330)	(303)	(2,499)
Depreciation and amortization of plant and equipment	6,987	6,202	13,621	12,106
Amortization of intangibles	2,615	2,646	5,286	5,256
Stock-based compensation	1,043	783	1,959	1,578
Accretion and non-cash adjustment of closure & post-closure liabilities	1,082	1,025	2,155	2,049
Adjusted EBITDA	$27,623	$27,743	$51,076	$53,859

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2017	2016	2017	2016
Adjusted EBITDA:
Environmental Services	$34,642	$33,551	$66,498	$66,604
Field & Industrial Services	4,119	5,123	6,183	8,801
Corporate	(11,138)	(10,931)	(21,605)	(21,546)
Total	$27,623	$27,743	$51,076	$53,859

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2017	2016	2017	2016
United States	$110,763	$111,183	$206,955	$214,374
Canada	15,294	11,168	29,336	21,295
Total revenue	$126,057	$122,351	$236,291	$235,669

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2017	2016
United States	$403,448	$405,767
Canada	56,636	54,826
Total long-lived assets	$460,084	$460,593

NOTE 15.   SUBSEQUENT EVENTS

Quarterly Dividend

On July 3, 2017, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 21, 2017. The dividend was paid using cash on hand on July 28, 2017 in an aggregate amount of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

US Ecology, Inc.

Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the "Company") as of June 30, 2017, and the related consolidated statements of operations and comprehensive income for the three-month and six month periods ended June 30, 2017 and 2016, and cash flows for the six-month periods ended June 30, 2017 and 2016. This interim financial information is the responsibility of the Company's management.

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
July 31, 2017

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

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of Environmental Services segment T&D revenues by waste generator industry for the three and six months ended June 30, 2017 and 2016 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended June 30,
Generator Industry	2017	2016
Metal Manufacturing	17%	17%
Chemical Manufacturing	15%	13%
Broker / TSDF	12%	15%
General Manufacturing	12%	14%
Refining	10%	10%
Government	6%	6%
Utilities	4%	5%
Transportation	3%	2%
Mining, Exploration and Production	2%	3%
Waste Management & Remediation	2%	2%
Other(2)	17%	13%

(1)	Excludes all transportation service revenue
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1) for the
	Six Months Ended June 30,
Generator Industry	2017	2016
Metal Manufacturing	16%	17%
Broker / TSDF	14%	15%
Chemical Manufacturing	13%	13%
General Manufacturing	13%	13%
Refining	12%	11%
Government	6%	6%
Utilities	4%	5%
Mining, Exploration and Production	2%	3%
Transportation	2%	3%
Waste Management & Remediation	2%	2%
Other(2)	16%	12%

(1)Excludes all transportation service revenue

(2)Includes retail and wholesale trade, rate regulated, construction and other industries

We also categorize our Environmental Services T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended June 30, 2017, approximately 23% of our T&D revenue was derived from Event Business projects, up from 20% for the three months ended June 30, 2016. For the three months ended June 30, 2017, Event Business revenue increased 24% compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, approximately 19% of our T&D revenue was derived from Event Business projects, consistent with 19% for the six months ended June 30, 2016. For the six months ended June 30, 2017, Event Business revenue increased 7% compared to the six months ended June 30, 2016. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended June 30, 2017, Base Business revenue increased 3% compared to the three months ended June 30, 2016. Base Business revenue was approximately 77% of total T&D revenue for the three months ended June 30, 2017, down from 80% for the three months ended June 30, 2016. For the six months ended June 30, 2017, Base Business revenue increased 3% compared to the six months ended June 30, 2016. Base Business revenue was approximately 81% of total T&D revenue for the six months ended June 30, 2017, consistent with 81% for the six months ended June 30, 2016. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2017 vs. 2016
$s in thousands	2017	%	2016	%	$ Change	% Change
Revenue
Environmental Services	$89,591	71%	$82,797	68%	$6,794	8%
Field & Industrial Services	36,466	29%	39,554	32%	(3,088)	(8)%
Total	126,057	100%	122,351	100%	3,706	3%
Gross Profit
Environmental Services	30,673	34%	30,595	37%	78	0%
Field & Industrial Services	5,223	14%	6,311	16%	(1,088)	(17)%
Total	35,896	28%	36,906	30%	(1,010)	(3)%
Selling, General & Administrative Expenses
Environmental Services	5,260	6%	5,538	7%	(278)	(5)%
Field & Industrial Services	2,628	7%	2,621	7%	7	0%
Corporate	12,112	n/m	11,660	n/m	452	4%
Total	20,000	16%	19,819	16%	181	1%
Adjusted EBITDA
Environmental Services	34,642	39%	33,551	41%	1,091	3%
Field & Industrial Services	4,119	11%	5,123	13%	(1,004)	(20)%
Corporate	(11,138)	n/m	(10,931)	n/m	(207)	2%
Total	$27,623	22%	$27,743	23%	$(120)	(0)%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		2017 vs. 2016
$s in thousands	2017	2016	$ Change	% Change
Net Income	$5,049	$8,938	$(3,889)	(44)%
Income tax expense	2,718	5,866	(3,148)	(54)%
Interest expense	8,474	4,303	4,171	97%
Interest income	(21)	(33)	12	(36)%
Foreign currency (gain) loss	(158)	343	(501)	(146)%
Other income	(166)	(2,330)	2,164	(93)%
Depreciation and amortization of plant and equipment	6,987	6,202	785	13%
Amortization of intangibles	2,615	2,646	(31)	(1)%
Stock‑based compensation	1,043	783	260	33%
Accretion and non‑cash adjustment of closure and post‑closure liabilities	1,082	1,025	57	6%
Adjusted EBITDA	$27,623	$27,743	$(120)	(0)%

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

Revenue

Total revenue increased 3% to $126.1 million for the second quarter of 2017 compared with $122.4 million for the second quarter of 2016.

Environmental Services

Environmental Services segment revenue increased 8% to $89.6 million for the second quarter of 2017 compared to $82.8 million for the second quarter of 2016. T&D revenue increased 6% compared to the second quarter of 2016, primarily as a result of a 24% increase in project-based Event Business revenue and a 3% increase in Base Business revenue. Transportation service revenue increased 15% compared to the second quarter of 2016, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 5% for the second quarter of 2017 compared to the second quarter of 2016.  Tons of waste disposed of or processed at our landfills increased 19% for the second quarter of 2017 compared to the second quarter of 2016.

T&D revenue from recurring Base Business waste generators increased 3% for the second quarter of 2017 compared to the second quarter of 2016 and comprised 77% of total T&D revenue for the second quarter of 2017. During the second quarter of 2017, increases in Base Business T&D revenue from the refining, metal manufacturing, and “Other” industry groups were partially offset by a decrease in Base Business T&D revenue from the broker/TSDF industry group.

T&D revenue from Event Business waste generators increased 24% for the second quarter of 2017 compared to the second quarter of 2016 and comprised 23% of total T&D revenue for the second quarter of 2017. During the second quarter of 2017, increases in Event Business T&D revenue from the “Other”, chemical manufacturing and government industry groups were partially offset by decreases in Event Business T&D revenue from the refining and general manufacturing industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the second quarter of 2017 as compared to the second quarter of 2016:

Treatment and Disposal Revenue Growth
Three Months Ended June 30, 2017 vs.
Three Months Ended June 30, 2016
Other	40%
Chemical Manufacturing	26%
Government	17%
Transportation	16%
Waste Management & Remediation	9%
Refining	7%
Metal Manufacturing	6%
Utilities	-8%
General Manufacturing	-10%
Broker / TSDF	-13%
Mining, Exploration & Production	-20%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 8% to $36.5 million for the second quarter of 2017 compared with $39.6 million for the second quarter of 2016. The decrease in Field & Industrial Services segment revenue is primarily attributable to the expiration of a contract that was not renewed or replaced and softer overall market conditions for industrial and remediation services.

Gross Profit

Total gross profit decreased 3% to $35.9 million for the second quarter of 2017, down from $36.9 million for the second quarter of 2016. Total gross margin was 28% for the second quarter of 2017 compared with 30% for the second quarter of 2016.

Environmental Services

Environmental Services segment gross profit increased less than 1% to $30.7 million for the second quarter of 2017, up from $30.6 million for the second quarter of 2016. Total segment gross margin for the second quarter of 2017 was 34% compared with 37% for the second quarter of 2016. T&D gross margin was 38% for the second quarter of 2017 compared with 42% for the second quarter of 2016. The decrease in T&D gross margin primarily reflects the impact of the temporary closure of one of our treatment facilities during the second quarter of 2017 due to severe wind damage.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 17% to $5.2 million for the second quarter of 2017, down from $6.3 million for the second quarter of 2016. Total segment gross margin was 14% for the second quarter of 2017 compared with 16% for the second quarter of 2016. The decrease in segment gross margin is primarily attributable to lower revenue and a less favorable service mix in the second quarter of 2017 compared to the second quarter of 2016.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $20.0 million, or 16% of total revenue, for the second quarter of 2017 compared with $19.8 million, or 16% of total revenue, for the second quarter of 2016.

Environmental Services

Environmental Services segment SG&A decreased 5% to $5.3 million, or 6% of segment revenue, for the second quarter of 2017 compared with $5.5 million, or 7% of segment revenue, for the second quarter of 2016, primarily reflecting the recognition of insurance proceeds related to the repair of one of our treatment facilities, which suffered severe wind damage, partially offset by higher employee labor costs, higher professional services expenses and higher rental expenses in the second quarter of 2017 compared to the second quarter of 2016. We expect to recognize additional insurance proceeds in the second half of 2017 upon settlement of our business interruption insurance claim for lost profits during the period our treatment facility was temporarily closed.

Field & Industrial Services

Field & Industrial Services segment SG&A remained consistent at $2.6 million, or 7% of segment revenue, for the second quarter of 2017 compared with $2.6 million, or 7% of segment revenue, for the second quarter of 2016.

Corporate

Corporate SG&A was $12.1 million, or 10% of total revenue, for the second quarter of 2017 compared with $11.7 million, or 10% of total revenue, for the second quarter of 2016, primarily reflecting higher employee labor costs, partially offset by lower business development costs in the second quarter of 2017 compared with the second quarter of 2016.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the second quarter of 2017 was 35.0% compared with 39.6% for the second quarter of 2016. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the second quarter of 2017 compared with the second quarter of 2016. The effective tax rate for the three months ended June 30, 2017 also reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of Accounting Standards Update 2016-09.

Interest expense

Interest expense was $8.5 million for the second quarter of 2017 compared with $4.3 million for the second quarter of 2016. The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time non-cash charge of $5.5 million to interest expense in the second quarter of 2017. This increase is partially offset by lower debt levels in the second quarter of 2017 compared to the second quarter of 2016, and a lower effective interest rate under the New Credit Agreement compared to the Former Credit Agreement.

Foreign currency gain (loss)

We recognized a $158,000 non-cash foreign currency gain for the second quarter of 2017 compared with a $343,000 non-cash foreign currency loss for the second quarter of 2016. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2017, we had $18.8 million of intercompany loans subject to currency revaluation.

Other income

Other income for the second quarter of 2016 includes approximately $2.2 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the divestiture of our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group recorded in the second quarter of 2016.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $7.0 million for the second quarter of 2017 compared with $6.2 million for the second quarter of 2016.

Amortization of intangibles

Intangible assets amortization expense was $2.6 million for the second quarter of 2017 compared with $2.6 million for the second quarter of 2016.

Stock-based compensation

Stock-based compensation expense increased 33% to $1.0 million for the second quarter of 2017 compared with $783,000 for the second quarter of 2016 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the second quarter of 2017 compared with $1.0 million for the second quarter of 2016.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2017 vs. 2016
$s in thousands	2017	%	2016	%	$ Change	% Change
Revenue
Environmental Services	$170,894	72%	$164,321	70%	$6,573	4%
Field & Industrial Services	65,397	28%	71,348	30%	(5,951)	(8)%
Total	236,291	100%	235,669	100%	622	0%
Gross Profit
Environmental Services	59,360	35%	61,050	37%	(1,690)	(3)%
Field & Industrial Services	8,409	13%	11,064	16%	(2,655)	(24)%
Total	67,769	29%	72,114	31%	(4,345)	(6)%
Selling, General & Administrative Expenses
Environmental Services	10,991	6%	11,116	7%	(125)	(1)%
Field & Industrial Services	5,269	8%	5,074	7%	195	4%
Corporate	23,454	n/m	23,054	n/m	400	2%
Total	39,714	17%	39,244	17%	470	1%
Adjusted EBITDA
Environmental Services	66,498	39%	66,604	41%	(106)	(0)%
Field & Industrial Services	6,183	9%	8,801	12%	(2,618)	(30)%
Corporate	(21,605)	n/m	(21,546)	n/m	(59)	0%
Total	$51,076	22%	$53,859	23%	$(2,783)	(5)%

Adjusted EBITDA

As discussed above, the primary financial measure used by management to assess segment performance is Adjusted EBITDA. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Six Months Ended June 30,		2017 vs. 2016
$s in thousands	2017	2016	$ Change	% Change
Net Income	$10,234	$16,455	$(6,221)	(38)%
Income tax expense	5,797	10,550	(4,753)	(45)%
Interest expense	12,604	8,862	3,742	42%
Interest income	(31)	(82)	51	(62)%
Foreign currency gain	(246)	(416)	170	(41)%
Other income	(303)	(2,499)	2,196	(88)%
Depreciation and amortization of plant and equipment	13,621	12,106	1,515	13%
Amortization of intangibles	5,286	5,256	30	1%
Stock‑based compensation	1,959	1,578	381	24%
Accretion and non‑cash adjustment of closure and post‑closure liabilities	2,155	2,049	106	5%
Adjusted EBITDA	$51,076	$53,859	$(2,783)	(5)%

Revenue

Total revenue increased less than 1% to $236.3 million for the first six months of 2017 compared with $235.7 million for the first six months of 2016.

Environmental Services

Environmental Services segment revenue increased 4% to $170.9 million for the first six months of 2017 compared to $164.3 million for the first six months of 2016. T&D revenue increased 5% compared to the first six months of 2016, primarily as a result of a 7% increase in project-based Event Business revenue and a 3% increase in Base Business revenue. Transportation service revenue for the first six months of 2017 was consistent with the first six months of 2016. Total tons of waste disposed of, or processed, across all of our facilities increased 4% for the first six months of 2017 compared to the first six months of 2016.  Tons of waste disposed of or processed at our landfills increased 9% for the first six months of 2017 compared to the first six months of 2016.

T&D revenue from recurring Base Business waste generators increased 3% for the first six months of 2017 compared to the first six months of 2016 and comprised 81% of total T&D revenue for the first six months of 2017. During the first six months of 2017, increases in Base Business T&D revenue from the refining, “Other” and metal manufacturing industry groups were partially offset by decreases in Base Business T&D revenue from the broker/TSDF and transportation industry groups.

T&D revenue from Event Business waste generators increased 7% for the first six months of 2017 compared to the first six months of 2016 and comprised 19% of total T&D revenue for the first six months of 2017. During the first six months of 2017, increases in Event Business T&D revenue from the “Other” and chemical manufacturing industry groups were partially offset by decreases in Event Business T&D revenue from the utilities and mining, exploration & production industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first six months of 2017 as compared to the first six months of 2016:

Treatment and Disposal Revenue Growth
Six Months Ended June 30, 2017 vs.
Six Months Ended June 30, 2016
Other	22%
Refining	15%
Waste Management & Remediation	15%
Chemical Manufacturing	5%
General Manufacturing	5%
Government	4%
Metal Manufacturing	2%
Transportation	-6%
Broker / TSDF	-7%
Mining, Exploration & Production	-15%
Utilities	-19%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 8% to $65.4 million for the first six months of 2017 compared with $71.4 million for the first six months of 2016. The decrease in Field & Industrial Services segment revenue is primarily attributable to the expiration of a contract that was not renewed or replaced and softer overall market conditions for industrial and remediation services.

Gross Profit

Total gross profit decreased 6% to $67.8 million for the first six months of 2017, down from $72.1 million for the first six months of 2016. Total gross margin was 29% for the first six months of 2017 compared with 31% for the first six months of 2016.

Environmental Services

Environmental Services segment gross profit decreased 3% to $59.4 million for the first six months of 2017, down from $61.1 million for the first six months of 2016. Total segment gross margin for the first six months of 2017 was 35% compared with 37% for the first six months of 2016. T&D gross margin was 38% for the first six months of 2017 compared with 41% for the first six months of 2016. The decrease in T&D gross margin primarily reflects the impact of the temporarily closure of one of our treatment facilities due to severe wind damage as well as a less favorable service mix in the first six months of 2017 compared to the first six months of 2016.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 24% to $8.4 million for the first six months of 2017, down from $11.1 million for the first six months of 2016. Total segment gross margin was 13% for the first six months of 2017 compared with 16% for the first six months of 2016. The decrease in segment gross margin is primarily attributable to lower revenue and a less favorable service mix in the first six months of 2017 compared to the first six months of 2016.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $39.7 million, or 17% of total revenue, for the first six months of 2017 compared with $39.2 million, or 17% of total revenue, for the first six months of 2016.

Environmental Services

Environmental Services segment SG&A decreased 1% to $11.0 million, or 6% of segment revenue, for the first six months of 2017 compared with $11.1 million, or 7% of segment revenue, for the first six months of 2016, primarily reflecting the recognition of insurance proceeds related to the repair of one of our large treatment facilities, which suffered severe wind damage, partially offset by higher employee labor costs, higher professional services expenses, higher rental expenses and higher insurance costs in the first six months of 2017 compared to the first six months of 2016.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 4% to $5.3 million, or 8% of segment revenue, for the first six months of 2017 compared with $5.1 million, or 7% of segment revenue, for the first six months of 2016. The increase in segment SG&A primarily reflects higher worker’s compensation costs and higher equipment and supplies expenses in the first six months of 2017 compared with the first six months of 2016.

Corporate

Corporate SG&A was $23.5 million, or 10% of total revenue, for the first six months of 2017 compared with $23.1 million, or 10% of total revenue, for the first six months of 2016, primarily reflecting higher employee labor costs, partially offset by lower business development costs in the first six months of 2017 compared with the first six months of 2016.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first six months of 2017 was 36.2% compared with 39.1% for the first six months of 2016. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first six months of 2017 compared with the first six months of 2016. The effective tax rate for the six months ended June 30, 2017 also reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of Accounting Standards Update 2016-09.

Interest expense

Interest expense was $12.6 million for the first six months of 2017 compared with $8.9 million for the first six months of 2016. The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time non-cash charge of $5.5 million to interest expense in the second quarter of 2017. This increase is partially offset by lower debt levels in the first six months of 2017 compared to the first six months of 2016, and a lower effective interest rate under the New Credit Agreement compared to the Former Credit Agreement.

Foreign currency gain (loss)

We recognized a $246,000 non-cash foreign currency gain for the first six months of 2017 compared with a $416,000 non-cash foreign currency gain for the first six months of 2016. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2017, we had $18.8 million of intercompany loans subject to currency revaluation.

Other income

Other income for the first six months of 2016 includes approximately $2.2 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture recorded in the second quarter of 2016.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $13.6 million for the first six months of 2017 compared with $12.1 million for the first six months of 2016.

Amortization of intangibles

Intangible assets amortization expense was $5.3 million for the first six months of 2017 compared with $5.3 million for the first six months of 2016.

Stock-based compensation

Stock-based compensation expense increased 24% to $2.0 million for the first six months of 2017 compared with $1.6 million for the first six months of 2016 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $2.2 million for the first six months of 2017 compared with $2.0 million for the first six months of 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the new senior secured credit agreement (the “New Credit Agreement”). At June 30, 2017, we had $4.9 million in cash and cash equivalents immediately available and $216.7 million of borrowing capacity available under our New Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our New Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the six months ended June 30, 2017, net cash provided by operating activities was $30.8 million. This primarily reflects net income of $10.2 million, non-cash depreciation, amortization and accretion of $21.1 million, an increase in accounts payable and accrued liabilities of $5.8 million, amortization and write-off of debt issuance costs of $5.6 million, an increase in deferred revenue of $4.8 million and a decrease in income taxes receivable of $2.0 million, partially offset by an increase in accounts receivable of $14.5 million and an increase in other assets of $4.0 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. The increase in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed. The increase in accounts receivable is primarily attributable to the timing of customer payments. The decrease in income taxes receivable is primarily attributable to the timing of income tax payments.

Days sales outstanding were 77 days as of June 30, 2017, compared to 73 days as of December 31, 2016 and 74 days as of June 30, 2016.

For the six months ended June 30, 2016, net cash provided by operating activities was $38.7 million. This primarily reflects net income of $16.5 million, non-cash depreciation, amortization and accretion of $19.4 million, a decrease in accounts receivable of $6.6 million, share-based compensation expense of $1.6 million, a decrease in other assets of $1.3 million, and non-cash amortization of debt issuance costs of $1.1 million, partially offset by the gain recognized on the divestiture of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture of $2.2 million, an increase in income taxes receivable of $1.4 million, a decrease in deferred income taxes of $1.3 million, a decrease in deferred revenue of $1.2 million, a decrease in accounts payable and accrued liabilities of $872,000 and a decrease in closure and post-closure obligations of $848,000. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing customer payments. The increase in income taxes receivable is primarily attributable to the timing of estimated income tax payments. The decrease in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $17.5 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

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

Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities was $15.7 million, consisting primarily of $283.0 million of repayment of the Company’s long-term debt under the Former Credit Agreement, $281.0 million of initial proceeds from the issuance of long-term debt under the New Credit Agreement, $4.0 million of subsequent payments of long-term debt under the New Credit Agreement, $7.8 million of dividend payments to our stockholders and net payment activity on the Company’s short-term borrowings of $2.2 million.

For the six months ended June 30, 2016, net cash used in financing activities was $15.4 million, consisting primarily of $11.5 million of payments on the Company’s long-term debt under the Former Credit Agreement and $7.8 million of dividend payments to our stockholders, partially offset by $4.0 million of net short-term borrowings under the Former Credit Agreement to fund working capital requirements.

New Credit Agreement

The New Credit Agreement provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The New Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement).

At June 30, 2017, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.37%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $200.0 million, or 72%, of the Revolving Credit Facility borrowings as of June 30, 2017. The interest rate swap agreement continued to be effective following the termination of the Company’s Former Credit Agreement.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the New Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2017, there were $277.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the New Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of June 30, 2017, there were no amounts outstanding subject to the Sweep Arrangement.

As of June 30, 2017, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 8 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

Except as set forth in the paragraph below, there were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2017. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On April 18, 2017, the Company entered into the New Credit Agreement. In connection with the Company’s entry into the New Credit Agreement, the Company terminated the Former Credit Agreement. For more information about our refinancing, see Note 8 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2017, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the New Credit Agreement. Under the New Credit Agreement, Revolving Credit Facility borrowings incur interest at a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement). On October 29, 2014, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. The interest rate swap agreement continued to be effective following the termination of the Company’s Former Credit Agreement. Under the terms of the swap, the Company pays interest at the fixed effective rate of 5.17% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of June 30, 2017, there were $277.0 million of revolving loans outstanding under the New Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the New Credit Agreement.

Based on the outstanding indebtedness of $277.0 million under the New Credit Agreement at June 30, 2017 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $845,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the six months ended June 30, 2017, our Canadian subsidiaries transacted approximately 56% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2017, we had $18.8 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the six months ended June 30, 2017, the CAD strengthened as compared to the USD resulting in a $536,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of June 30, 2017, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2017 would have generated a gain or loss of approximately $188,000 for the six months ended June 30, 2017.

We had a total pre-tax foreign currency gain of $246,000 for the six months ended June 30, 2017. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or six months ended June 30, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the six months ended June 30, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2017	—	$—	—	$25,000,000
February 1 to 28, 2017	—	—	—	25,000,000
March 1 to 31, 2017 (1)	1,569	48.50	—	25,000,000
April 1 to 30, 2017	—	—	—	25,000,000
May 1 to 31, 2017	—	—	—	25,000,000
June 1 to 30, 2017 (1)	44	50.95	—	25,000,000
Total	1,613	$48.57	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

In light of the results of the advisory vote on the frequency of Say-on-Pay votes at our annual meeting held on May 23, 2017, our Board of Directors determined that the Company will continue to hold an advisory Say-on-Pay vote annually. Our Board of Directors will re-evaluate this determination no later than after our next stockholder vote on the frequency of Say-on-Pay votes.

ITEM 6.       EXHIBITS

10.1

Credit Agreement, dated April 18, 2017, by and among US Ecology, Inc., the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, as swingline lender and as an issuing lender, and Bank of America, N.A., as an issuing lender, incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 20, 2017.

10.2	Employment Agreement, effective May 23, 2017, between the Company and Andrew Marshall.*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

*Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: July 31, 2017	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer