Form 10-Q
period 2017-09-30
US ECOLOGY, INC.
filed 2017-10-30
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

At October 25, 2017, there were 21,849,165 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$9,244	$7,015
Receivables, net	117,140	96,819
Prepaid expenses and other current assets	10,463	7,458
Income taxes receivable	2,524	4,076
Total current assets	139,371	115,368

Property and equipment, net	230,874	226,237
Restricted cash and investments	5,812	5,787
Intangible assets, net	228,736	234,356
Goodwill	194,948	193,621
Other assets	2,910	1,031
Total assets	$802,651	$776,400

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$13,560	$13,948
Deferred revenue	12,237	7,820
Accrued liabilities	26,821	22,605
Accrued salaries and benefits	13,497	10,720
Income taxes payable	1,319	165
Current portion of closure and post-closure obligations	2,271	2,256
Short-term borrowings	—	2,177
Current portion of long-term debt	—	2,903
Total current liabilities	69,705	62,594

Long-term closure and post-closure obligations	74,918	72,826
Long-term debt	277,000	274,459
Other long-term liabilities	4,101	5,164
Deferred income taxes	81,265	81,333
Total liabilities	506,989	496,376

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,849 and 21,780 shares issued, respectively	218	218
Additional paid-in capital	176,523	172,704
Retained earnings	128,699	121,879
Treasury stock, at cost, 2 and 7 shares, respectively	(68)	(52)
Accumulated other comprehensive loss	(9,710)	(14,725)
Total stockholders’ equity	295,662	280,024
Total liabilities and stockholders’ equity	$802,651	$776,400

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$134,054	$124,824	$370,345	$360,493
Direct operating costs	96,321	85,470	264,843	249,025
Gross profit	37,733	39,354	105,502	111,468
Selling, general and administrative expenses	22,444	18,439	62,158	57,683
Operating income	15,289	20,915	43,344	53,785
Other income (expense):
Interest income	18	8	49	90
Interest expense	(2,783)	(4,288)	(15,387)	(13,150)
Foreign currency gain (loss)	275	(224)	521	192
Other	234	(19)	537	2,480
Total other expense	(2,256)	(4,523)	(14,280)	(10,388)

Income before income taxes	13,033	16,392	29,064	43,397
Income tax expense	4,668	6,278	10,465	16,828
Net income	$8,365	$10,114	$18,599	$26,569

Earnings per share:
Basic	$0.38	$0.47	$0.86	$1.22
Diluted	$0.38	$0.46	$0.85	$1.22

Shares used in earnings per share calculation:
Basic	21,774	21,714	21,750	21,700
Diluted	21,931	21,804	21,893	21,780
Dividends paid per share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,365	$10,114	$18,599	$26,569
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,436	(734)	4,427	2,555
Net changes in interest rate hedge, net of taxes of $134, $253, $317, and ($1,063), respectively	249	469	588	(1,976)
Comprehensive income, net of tax	$11,050	$9,849	$23,614	$27,148

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,599	$26,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,007	18,561
Amortization of intangible assets	7,586	7,907
Accretion of closure and post-closure obligations	3,245	3,081
Gain on disposition of business	—	(2,035)
Unrealized foreign currency gain	(1,500)	(381)
Deferred income taxes	(1,011)	(2,832)
Share-based compensation expense	2,954	2,182
Net (gain) loss on disposition of assets	287	(228)
Amortization and write-off of debt issuance costs	5,806	1,583
Amortization and write-off of debt discount	667	111
Changes in assets and liabilities:
Receivables	(20,142)	8,713
Income taxes receivable	1,592	1,102
Other assets	(2,638)	395
Accounts payable and accrued liabilities	6,174	(6,560)
Deferred revenue	4,228	(1,942)
Accrued salaries and benefits	2,676	126
Income taxes payable	1,112	63
Closure and post-closure obligations	(1,277)	(32)
Net cash provided by operating activities	49,365	56,383

Cash flows from investing activities:
Purchases of property and equipment	(26,354)	(22,550)
Deposit on Vernon acquisition	—	(5,049)
Business acquisitions (net of cash acquired)	—	(4,934)
Purchases of restricted cash and investments	(832)	(1,040)
Proceeds from divestitures (net of cash divested)	—	2,723
Proceeds from sale of restricted cash and investments	807	978
Proceeds from sale of property and equipment	957	524
Net cash used in investing activities	(25,422)	(29,348)

Cash flows from financing activities:
Payments on long-term debt	(287,040)	(17,326)
Proceeds from long-term debt	281,000	—
Payments on short-term borrowings	(13,438)	(30,546)
Proceeds from short-term borrowings	11,260	32,849
Dividends paid	(11,778)	(11,754)
Proceeds from exercise of stock options	1,050	229
Deferred financing costs paid	(2,967)	—
Payment of equipment financing obligations	(268)	—
Other	(121)	(188)
Net cash used in financing activities	(22,302)	(26,736)

Effect of foreign exchange rate changes on cash	588	95
Increase in cash and cash equivalents	2,229	394
Cash and cash equivalents at beginning of period	7,015	5,989
Cash and cash equivalents at end of period	$9,244	$6,383

Supplemental Disclosures
Income taxes paid, net of receipts	$9,274	$18,600
Interest paid	$8,981	$11,430
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$1,044	$3,855
Restricted stock issued from treasury shares	$113	$415

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company currently anticipates adopting this ASU using the modified retrospective method.

In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company will adopt the ASU, as amended, effective January 1, 2018.

To assess the impact of ASU 2014-09, we have read the amended guidance, attended trainings and have consulted with external accounting professionals on a regular basis to assist with the understanding and interpretation of the ASU to our revenue recognition. The Company has completed its review of customer contracts in each of its operating segments for all significant service lines and has reached conclusions on key accounting assessments related to the ASU.  Based on our review of the Company’s treatment and disposal contracts, and in light of the shift from a “risks and rewards” based model under ASC 605 to a “control” based model under Topic 606, we have determined that it is necessary to further assess the precise moment in time when control of waste transfers, from the customer’s perspective. The timing of when we recognize treatment and disposal revenue under Topic 606 may be different, based on the conclusions reached in our assessments, from the timing of when we currently recognize treatment and disposal revenue under ASC 605; however, any change in timing is expected to result in immaterial differences in the amount of revenue recognized in any given period. We continue to perform additional analysis on revenue recognized from our managed services,  retail, and remediation lines of business to finalize our conclusions.  Additionally, under ASU 2014-09, the principal vs. agent considerations differ from the current guidance and are more focused on the control aspect of the relationship and we continue to assess the level of impact this guidance may have on our various revenue streams.

As we finalize our analysis and implementation of ASU 2014-09, we continue to identify and implement appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Additionally, the Company continues to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession to adjust the Company’s assessment and implementation plans accordingly.

While the Company continues to assess all potential impacts of adopting ASU 2014-09, including those mentioned above, based upon information available to date, the Company does not expect the adoption of the ASU to have a material impact on either the timing or recognition of revenues; however, the full extent of the impact is subject to the completion of our assessment.

NOTE 2.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Loss
	Currency	on Interest Rate
	Translation	Hedge	Total
Balance at December 31, 2016	$(12,649)	$(2,076)	$(14,725)
Other comprehensive income (loss) before reclassifications, net of tax	4,427	(593)	3,834
Amounts reclassified out of AOCI, net of tax (1)	—	1,181	1,181
Other comprehensive income, net	4,427	588	5,015
Balance at September 30, 2017	$(8,222)	$(1,488)	$(9,710)

(1)

Before-tax reclassifications of $474,000  ($308,000 after-tax) and $1.8 million ($1.2 million after-tax) for the three and nine months ended September 30, 2017, respectively, and before-tax reclassifications of $798,000  ($519,000 after-tax) and $2.4 million ($1.6 million after-tax) for the three and nine months ended September 30, 2016, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $1.9 million ($1.2 million after-tax).

NOTE 3.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2017 or the three or nine months ended September 30, 2016. No customer accounted for more than 10% of total trade receivables as of September 30, 2017 or December 31, 2016.

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

NOTE 4.     RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2017	2016
Trade	$97,012	$84,487
Unbilled revenue	18,819	13,835
Other	3,905	831
Total receivables	119,736	99,153
Allowance for doubtful accounts	(2,596)	(2,334)
Receivables, net	$117,140	$96,819

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At September 30, 2017, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2017
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,004	$3,074	$—	$4,078
Money market funds (2)	1,734	—	—	1,734
Total	$2,738	$3,074	$—	$5,812

Liabilities:
Interest rate swap agreement (3)	$—	$2,293	$—	$2,293
Total	$—	$2,293	$—	$2,293

	December 31, 2016
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$607	$3,473	$—	$4,080
Money market funds (2)	1,707	—	—	1,707
Total	$2,314	$3,473	$—	$5,787

Liabilities:
Interest rate swap agreement (3)	$—	$3,198	$—	$3,198
Total	$—	$3,198	$—	$3,198

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

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in accumulated other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The interest rate swap continued to be effective following the termination of the Company’s senior secured credit agreement, dated June 17, 2014. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2017 and December 31, 2016.

NOTE 6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2017	2016
Cell development costs	$141,522	$128,821
Land and improvements	36,302	34,285
Buildings and improvements	85,774	78,081
Railcars	17,299	17,299
Vehicles and other equipment	117,066	110,267
Construction in progress	21,535	24,392
Total property and equipment	419,498	393,145
Accumulated depreciation and amortization	(188,624)	(166,908)
Property and equipment, net	$230,874	$226,237

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $7.4 million and $6.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $21.0 million and $18.6 million, respectively.

NOTE 7.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2017 consisted of the following:

		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Balance at December 31, 2016	$149,490	$44,131	$193,621
Foreign currency translation	1,327	—	1,327
Balance at September 30, 2017	$150,817	$44,131	$194,948

Intangible assets, net consisted of the following:

	September 30, 2017			December 31, 2016
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$111,961	$(11,814)	$100,147	$110,341	$(9,462)	$100,879
Customer relationships	85,003	(18,781)	66,222	84,711	(14,519)	70,192
Technology - formulae and processes	7,296	(1,582)	5,714	6,770	(1,305)	5,465
Customer backlog	3,652	(1,200)	2,452	3,652	(926)	2,726
Tradename	4,318	(4,318)	—	4,318	(3,650)	668
Developed software	2,928	(1,246)	1,682	2,907	(994)	1,913
Non-compete agreements	748	(748)	—	747	(742)	5
Internet domain and website	540	(93)	447	540	(72)	468
Database	393	(148)	245	387	(118)	269
Total amortizing intangible assets	216,839	(39,930)	176,909	214,373	(31,788)	182,585
Nonamortizing intangible assets:
Permits and licenses	51,691	—	51,691	51,645	—	51,645
Tradename	136	—	136	126	—	126
Total intangible assets	$268,666	$(39,930)	$228,736	$266,144	$(31,788)	$234,356

Amortization expense for the three months ended September 30, 2017 and 2016 was $2.3 million and $2.7 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $7.6 million and $7.9 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

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

At September 30, 2017, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.39%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $195.0 million, or 70%, of the Revolving Credit Facility borrowings as of September 30, 2017. The interest rate swap agreement continued in place following the termination of the Company’s Former Credit Agreement. The critical terms of the interest rate swap and the forecasted transaction (periodic interest payments on the Company’s variable-rate debt) did not change as a result of the refinancing therefore the interest rate swap continues to qualify as a highly-effective cash flow hedge, with gains and losses deferred in accumulated other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the New Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2017, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the New Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of September 30, 2017, there were no amounts outstanding subject to the Sweep Arrangement.

As of September 30, 2017, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At September 30, 2017, we were in compliance with all of the financial covenants in the New Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2017	September 30, 2017
Closure and post-closure obligations, beginning of period	$76,611	$75,082
Accretion expense	1,090	3,245
Payments	(591)	(1,279)
Foreign currency translation	79	141
Closure and post-closure obligations, end of period	77,189	77,189
Less current portion	(2,271)	(2,271)
Long-term portion	$74,918	$74,918

NOTE 10.   INCOME TAXES

Our effective tax rate for the three months ended September 30, 2017 was 35.8%, down from 38.3% for the three months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was 36.0%, down from 38.8% for the nine months ended September 30, 2016. The decrease for the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016 primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. The decrease was partially offset by a higher U.S. effective tax rate in the third quarter of 2017 as a result of the impact of nondeductible expenses due to the reduction of forecasted U.S. earnings as well as a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. US Ecology, Inc. is subject to examination by the IRS for tax years 2014 through 2016. EQ is also subject to examination by the IRS for tax year 2014. We may be subject to examinations by the Canada

Revenue Agency as well as various state and local taxing jurisdictions for tax years 2012 through 2016. We are currently not aware of any examinations by taxing authorities.

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-09 in the first quarter of 2017. The Company recorded all income tax effects of stock-based compensation awards in its provision for income taxes in the consolidated statement of operations on a prospective basis. Adoption of ASU 2016-09 resulted in net excess tax benefits in our provision for income taxes of approximately $43,000 and $120,000 for the three and nine months ended September 30, 2017. No other provisions of ASU 2016-09 had a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 11.   EARNINGS PER SHARE

	Three Months Ended September 30,
	2017		2016
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$8,365	$8,365	$10,114	$10,114
Weighted average basic shares outstanding	21,774	21,774	21,714	21,714

Dilutive effect of stock-based awards		157		90
Weighted average diluted shares outstanding		21,931		21,804

Earnings per share	$0.38	$0.38	$0.47	$0.46
Anti-dilutive shares excluded from calculation		117		195

	Nine Months Ended September 30,
	2017		2016
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$18,599	$18,599	$26,569	$26,569
Weighted average basic shares outstanding	21,750	21,750	21,700	21,700

Dilutive effect of stock-based awards		143		80
Weighted average diluted shares outstanding		21,893		21,780

Earnings per share	$0.86	$0.85	$1.22	$1.22
Anti-dilutive shares excluded from calculation		115		267

NOTE 12.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or nine months ended September 30, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus

Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of September 30, 2017,  1,147,801 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2017 are as follows:

2017
Stock price on grant date	$49.15
Expected term (years)	3.0
Expected volatility	31%
Risk-free interest rate	1.5%
Expected dividend yield	1.5%

A summary of our PSU, restricted stock and RSU activity for the nine months ended September 30, 2017 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2016	19,463	$48.62	55,201	$42.78	19,930	$39.10
Granted	11,500	62.45	28,988	49.67	34,870	47.93
Vested	—	—	(17,231)	46.36	(6,456)	39.10
Cancelled, expired or forfeited	—	—	(257)	47.89	(1,193)	41.92
Outstanding as of September 30, 2017	30,963	$53.76	66,701	$44.83	47,151	$45.56

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2016	446,498	$36.49
Granted	38,087	49.27
Exercised	(49,200)	27.55
Cancelled, expired or forfeited	(5,656)	41.46
Outstanding as of September 30, 2017	429,729	$38.58
Exercisable as of September 30, 2017	236,026	$37.33

Treasury Stock

During the nine months ended September 30, 2017, the Company repurchased 2,502 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $48.54 per share. During the nine months ended September 30, 2017, option holders exercised 49,200 options with a weighted-average exercise price of $27.55 per option,  and 6,043 shares were tendered to option holders in connection with options exercised via net share settlement.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$77,071	$2,595	$—	$79,666
Services Revenue:
Transportation and Logistics (1)	20,590	4,955	—	25,545
Industrial Cleaning (2)	—	4,328	—	4,328
Technical Services (3)	—	20,314	—	20,314
Remediation (4)	—	2,672	—	2,672
Other (5)	—	1,529	—	1,529
Total Revenue	$97,661	$36,393	$—	$134,054
Depreciation, amortization and accretion	$9,342	$1,316	$118	$10,776
Capital expenditures	$7,594	$561	$647	$8,802
Total assets	$619,156	$124,053	$59,442	$802,651

	Three Months Ended September 30, 2016
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$70,719	$3,737	$—	$74,456
Services Revenue:
Transportation and Logistics (1)	17,066	4,073	—	21,139
Industrial Cleaning (2)	—	5,025	—	5,025
Technical Services (3)	—	20,364	—	20,364
Remediation (4)	—	3,326	—	3,326
Other (5)	—	514	—	514
Total Revenue	$87,785	$37,039	$—	$124,824
Depreciation, amortization and accretion	$8,665	$1,356	$115	$10,136
Capital expenditures	$1,960	$450	$546	$2,956
Total assets	$589,841	$124,351	$59,118	$773,310

	Nine Months Ended September 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$217,012	$8,133	$—	$225,145
Services Revenue:
Transportation and Logistics (1)	51,543	15,218	—	66,761
Industrial Cleaning (2)	—	13,252	—	13,252
Technical Services (3)	—	55,778	—	55,778
Remediation (4)	—	6,495	—	6,495
Other (5)	—	2,914	—	2,914
Total Revenue	$268,555	$101,790	$—	$370,345
Depreciation, amortization and accretion	$27,238	$4,225	$375	$31,838
Capital expenditures	$21,204	$2,900	$2,250	$26,354
Total assets	$619,156	$124,053	$59,442	$802,651

	Nine Months Ended September 30, 2016
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$204,352	$9,386	$—	$213,738
Services Revenue:
Transportation and Logistics (1)	47,754	14,416	—	62,170
Industrial Cleaning (2)	—	16,497	—	16,497
Technical Services (3)	—	57,136	—	57,136
Remediation (4)	—	8,816	—	8,816
Other (5)	—	2,136	—	2,136
Total Revenue	$252,106	$108,387	$—	$360,493
Depreciation, amortization and accretion	$25,117	$4,070	$362	$29,549
Capital expenditures	$18,309	$1,883	$2,358	$22,550
Total assets	$589,841	$124,351	$59,118	$773,310

(1)	Includes such services as collection, transportation and disposal of non-hazardous and hazardous waste.
(2)	Includes such services as industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, and refinery services such as tank cleaning and temporary storage.
(3)	Includes such services as Total Waste Management ("TWM") programs, retail services, laboratory packing, less-than-truck-load (“LTL”) service and Household Hazardous Waste ("HHW") collection.
(4)	Includes such services as site assessment, onsite treatment, project management and remedial action planning and execution.
(5)	Includes such services as emergency response and marine.

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

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2017	2016	2017	2016
Net income	$8,365	$10,114	$18,599	$26,569
Income tax expense	4,668	6,278	10,465	16,828
Interest expense	2,783	4,288	15,387	13,150
Interest income	(18)	(8)	(49)	(90)
Foreign currency (gain) loss	(275)	224	(521)	(192)
Other (income) expense	(234)	19	(537)	(2,480)
Depreciation and amortization of plant and equipment	7,386	6,454	21,007	18,561
Amortization of intangibles	2,300	2,651	7,586	7,907
Stock-based compensation	995	605	2,954	2,182
Accretion and non-cash adjustment of closure & post-closure liabilities	1,090	1,031	3,245	3,081
Adjusted EBITDA	$27,060	$31,656	$78,136	$85,516

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2017	2016	2017	2016
Adjusted EBITDA:
Environmental Services	$35,524	$37,747	$102,022	$104,352
Field & Industrial Services	3,646	4,466	9,829	13,267
Corporate	(12,110)	(10,557)	(33,715)	(32,103)
Total	$27,060	$31,656	$78,136	$85,516

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2017	2016	2017	2016
United States	$112,821	$111,005	$319,776	$325,379
Canada	21,233	13,819	50,569	35,114
Total revenue	$134,054	$124,824	$370,345	$360,493

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2017	2016
United States	$400,269	$405,767
Canada	59,341	54,826
Total long-lived assets	$459,610	$460,593

NOTE 15.   SUBSEQUENT EVENTS

Quarterly Dividend

On October 2, 2017, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 20, 2017. The dividend was paid using cash on hand on October 27, 2017 in an aggregate amount of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

US Ecology, Inc.

Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the "Company") as of September 30, 2017, and the related consolidated statements of operations and comprehensive income for the three-month and nine month periods ended September 30, 2017 and 2016, and cash flows for the nine-month periods ended September 30, 2017 and 2016. This interim financial information is the responsibility of the Company's management.

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
October 30, 2017

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

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of Environmental Services segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2017 and 2016 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended September 30,
Generator Industry	2017	2016
Chemical Manufacturing	20%	12%
Metal Manufacturing	15%	16%
General Manufacturing	13%	16%
Broker / TSDF	12%	15%
Refining	10%	11%
Government	6%	5%
Utilities	4%	4%
Transportation	3%	2%
Mining, Exploration and Production	3%	3%
Waste Management & Remediation	3%	2%
Other (2)	11%	14%

(1)	Excludes all transportation service revenue
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1) for the
	Nine Months Ended September 30,
Generator Industry	2017	2016
Metal Manufacturing	16%	16%
Chemical Manufacturing	16%	13%
Broker / TSDF	13%	15%
General Manufacturing	13%	14%
Refining	11%	11%
Government	6%	6%
Utilities	4%	4%
Mining, Exploration and Production	3%	3%
Transportation	3%	3%
Waste Management & Remediation	3%	2%
Other (2)	12%	13%

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

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2017, approximately 26% of our T&D revenue was derived from Event Business projects, up from 20% for the three months ended September 30, 2016. For the three months ended September 30, 2017, Event Business revenue increased 40% compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, approximately 22% of our T&D revenue was derived from Event Business projects, up from 19% for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, Event Business revenue increased 19% compared to the nine months ended September 30, 2016. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended September 30, 2017, Base Business revenue increased 1% compared to the three months ended September 30, 2016. Base Business revenue was approximately 74% of total T&D revenue for the three months ended September 30, 2017, down from 80% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, Base Business revenue increased 3% compared to the nine months ended September 30, 2016. Base Business revenue was approximately 78% of total T&D revenue for the nine months ended September 30, 2017, down from 81% for the nine months ended September 30, 2016. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Operating results and percentage of revenues were as follows:

	Three Months Ended September 30,				2017 vs. 2016
$s in thousands	2017	%	2016	%	$ Change	% Change
Revenue
Environmental Services	$97,661	73%	$87,785	70%	$9,876	11%
Field & Industrial Services	36,393	27%	37,039	30%	(646)	(2)%
Total	134,054	100%	124,824	100%	9,230	7%
Gross Profit
Environmental Services	33,146	34%	33,636	38%	(490)	(1)%
Field & Industrial Services	4,587	13%	5,718	15%	(1,131)	(20)%
Total	37,733	28%	39,354	32%	(1,621)	(4)%
Selling, General & Administrative Expenses
Environmental Services	7,074	7%	4,676	5%	2,398	51%
Field & Industrial Services	2,318	6%	2,657	7%	(339)	(13)%
Corporate	13,052	n/m	11,106	n/m	1,946	18%
Total	22,444	17%	18,439	15%	4,005	22%
Adjusted EBITDA
Environmental Services	35,524	36%	37,747	43%	(2,223)	(6)%
Field & Industrial Services	3,646	10%	4,466	12%	(820)	(18)%
Corporate	(12,110)	n/m	(10,557)	n/m	(1,553)	15%
Total	$27,060	20%	$31,656	25%	$(4,596)	(15)%

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

	Three Months Ended September 30,		2017 vs. 2016
$s in thousands	2017	2016	$ Change	% Change
Net Income	$8,365	$10,114	$(1,749)	(17)%
Income tax expense	4,668	6,278	(1,610)	(26)%
Interest expense	2,783	4,288	(1,505)	(35)%
Interest income	(18)	(8)	(10)	125%
Foreign currency (gain) loss	(275)	224	(499)	(223)%
Other (income) expense	(234)	19	(253)	(1,332)%
Depreciation and amortization of plant and equipment	7,386	6,454	932	14%
Amortization of intangibles	2,300	2,651	(351)	(13)%
Stock‑based compensation	995	605	390	64%
Accretion and non‑cash adjustment of closure and post‑closure liabilities	1,090	1,031	59	6%
Adjusted EBITDA	$27,060	$31,656	$(4,596)	(15)%

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

Revenue

Total revenue increased 7% to $134.1 million for the third quarter of 2017 compared with $124.8 million for the third quarter of 2016.

Environmental Services

Environmental Services segment revenue increased 11% to $97.7 million for the third quarter of 2017 compared to $87.8 million for the third quarter of 2016. T&D revenue increased 9% compared to the third quarter of 2016, primarily as a result of a 40% increase in project-based Event Business revenue and a 1% increase in Base Business revenue. Transportation service revenue increased 21% compared to the third quarter of 2016, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 15% for the third quarter of 2017 compared to the third quarter of 2016.  Tons of waste disposed of or processed at our landfills decreased 18% for the third quarter of 2017 compared to the third quarter of 2016.

T&D revenue from recurring Base Business waste generators increased 1% for the third quarter of 2017 compared to the third quarter of 2016 and comprised 74% of total T&D revenue for the third quarter of 2017. During the third quarter of 2017, increases in Base Business T&D revenue from the chemical manufacturing and general manufacturing industry groups were partially offset by a decrease in Base Business T&D revenue from the refining and broker/TSDF industry groups.

T&D revenue from Event Business waste generators increased 40% for the third quarter of 2017 compared to the third quarter of 2016 and comprised 26% of total T&D revenue for the third quarter of 2017. During the third quarter of 2017, increases in Event Business T&D revenue from the chemical manufacturing, government and refining industry groups were partially offset by decreases in Event Business T&D revenue from the general manufacturing industry group.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the third quarter of 2017 as compared to the third quarter of 2016:

Treatment and Disposal Revenue Growth
Three Months Ended September 30, 2017 vs.
Three Months Ended September 30, 2016
Chemical Manufacturing	90%
Government	33%
Waste Management & Remediation	31%
Transportation	17%
Utilities	11%
Mining, Exploration & Production	8%
Metal Manufacturing	3%
Other	-7%
Refining	-7%
Broker / TSDF	-10%
General Manufacturing	-14%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 2% to $36.4 million for the third quarter of 2017 compared with $37.0 million for the third quarter of 2016. The decrease in Field & Industrial Services segment revenue is primarily attributable to the expiration of a contract that was not renewed or replaced and softer overall market conditions for industrial and remediation services.

Gross Profit

Total gross profit decreased 4% to $37.7 million for the third quarter of 2017, down from $39.4 million for the third quarter of 2016. Total gross margin was 28% for the third quarter of 2017 compared with 32% for the third quarter of 2016.

Environmental Services

Environmental Services segment gross profit decreased 1% to $33.1 million for the third quarter of 2017, down from $33.6 million for the third quarter of 2016. Total segment gross margin for the third quarter of 2017 was 34% compared with 38% for the third quarter of 2016. T&D gross margin was 38% for the third quarter of 2017 compared with 43% for the third quarter of 2016. The decrease in T&D gross margin is primarily attributable to a less favorable service mix and incremental costs associated with a hurricane that impacted our Robstown, Texas facility.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 20% to $4.6 million for the third quarter of 2017, down from $5.7 million for the third quarter of 2016. Total segment gross margin was 13% for the third quarter of 2017 compared with 15% for the third quarter of 2016. The decrease in segment gross margin is attributable to lower route density in our small quantity generation services due to a contract that was not renewed in late 2016 and a less favorable service mix for our industrial and remediation services in the third quarter of 2017 compared to the third quarter of 2016.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $22.4 million, or 17% of total revenue, for the third quarter of 2017 compared with $18.4 million, or 15% of total revenue, for the third quarter of 2016.

Environmental Services

Environmental Services segment SG&A increased 51% to $7.1 million, or 7% of segment revenue, for the third quarter of 2017 compared with $4.7 million, or 5% of segment revenue, for the third quarter of 2016, primarily reflecting higher employee labor costs and higher property tax expenses in the third quarter of 2017 compared to the third quarter of 2016.  The Company is appealing a $1.1 million property tax assessment recorded in the third quarter of 2017 for tax years 2015 through 2017 associated with our 2014 acquisition of EQ Holdings, Inc. The increase in segment SG&A is also partially due to insurance recoveries received in the third quarter of 2016 that did not repeat in the third quarter of 2017.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 13% to $2.3 million, or 6% of segment revenue, for the third quarter of 2017 compared with $2.7 million, or 7% of segment revenue, for the third quarter of 2016, primarily reflecting lower equipment and supplies expenses and lower bad debt expenses in the third quarter of 2017 compared to the third quarter of 2016.

Corporate

Corporate SG&A was $13.1 million, or 10% of total revenue, for the third quarter of 2017 compared with $11.1 million, or 9% of total revenue, for the third quarter of 2016, primarily reflecting higher employee labor costs and higher business development costs in the third quarter of 2017 compared with the third quarter of 2016.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the third quarter of 2017 was 35.8% compared with 38.3% for the third quarter of 2016. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the third quarter of 2017 compared with the third quarter of 2016. The decrease was partially offset by a higher U.S. effective tax rate in the third quarter of 2017 as a result of the impact of nondeductible expenses due to the reduction of forecasted U.S. earnings as well as a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate. The effective tax rate for the three months ended September 30, 2017 also reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of Accounting Standards Update 2016-09.

Interest expense

Interest expense was $2.8 million for the third quarter of 2017 compared with $4.3 million for the third quarter of 2016.

The decrease was primarily the result of a lower effective interest rate under the New Credit Agreement compared to the Former Credit Agreement and reduced debt levels in the third quarter of 2017 compared to the third quarter of 2016.

Foreign currency gain (loss)

We recognized a $275,000 non-cash foreign currency gain for the third quarter of 2017 compared with a $224,000 non-cash foreign currency loss for the third quarter of 2016. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2017, we had $19.8 million of intercompany loans subject to currency revaluation.

Other income (expense)

Other income was $234,000 for the third quarter of 2017 compared with other expense of $19,000 for the third quarter of 2016.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $7.4 million for the third quarter of 2017 compared with $6.5 million for the third quarter of 2016, primarily reflecting additional depreciation expense on assets placed in service subsequent to the third quarter of 2016.

Amortization of intangibles

Intangible assets amortization expense was $2.3 million for the third quarter of 2017 compared with $2.7 million for the third quarter of 2016.

Stock-based compensation

Stock-based compensation expense increased 64% to $1.0 million for the third quarter of 2017 compared with $605,000 for the third quarter of 2016 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the third quarter of 2017 compared with $1.0 million for the third quarter of 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Operating results and percentage of revenues were as follows:

	Nine Months Ended September 30,				2017 vs. 2016
$s in thousands	2017	%	2016	%	$ Change	% Change
Revenue
Environmental Services	$268,555	73%	$252,106	70%	$16,449	7%
Field & Industrial Services	101,790	27%	108,387	30%	(6,597)	(6)%
Total	370,345	100%	360,493	100%	9,852	3%
Gross Profit
Environmental Services	92,506	34%	94,685	38%	(2,179)	(2)%
Field & Industrial Services	12,996	13%	16,783	15%	(3,787)	(23)%
Total	105,502	28%	111,468	31%	(5,966)	(5)%
Selling, General & Administrative Expenses
Environmental Services	18,066	7%	15,791	6%	2,275	14%
Field & Industrial Services	7,586	7%	7,732	7%	(146)	(2)%
Corporate	36,506	n/m	34,160	n/m	2,346	7%
Total	62,158	17%	57,683	16%	4,475	8%
Adjusted EBITDA
Environmental Services	102,022	38%	104,352	41%	(2,330)	(2)%
Field & Industrial Services	9,829	10%	13,267	12%	(3,438)	(26)%
Corporate	(33,715)	n/m	(32,103)	n/m	(1,612)	5%
Total	$78,136	21%	$85,516	24%	$(7,380)	(9)%

Adjusted EBITDA

As discussed above, the primary financial measure used by management to assess segment performance is Adjusted EBITDA. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,		2017 vs. 2016
$s in thousands	2017	2016	$ Change	% Change
Net Income	$18,599	$26,569	$(7,970)	(30)%
Income tax expense	10,465	16,828	(6,363)	(38)%
Interest expense	15,387	13,150	2,237	17%
Interest income	(49)	(90)	41	(46)%
Foreign currency gain	(521)	(192)	(329)	171%
Other income	(537)	(2,480)	1,943	(78)%
Depreciation and amortization of plant and equipment	21,007	18,561	2,446	13%
Amortization of intangibles	7,586	7,907	(321)	(4)%
Stock‑based compensation	2,954	2,182	772	35%
Accretion and non‑cash adjustment of closure and post‑closure liabilities	3,245	3,081	164	5%
Adjusted EBITDA	$78,136	$85,516	$(7,380)	(9)%

Revenue

Total revenue increased 3% to $370.3 million for the first nine months of 2017 compared with $360.5 million for the first nine months of 2016.

Environmental Services

Environmental Services segment revenue increased 7% to $268.6 million for the first nine months of 2017 compared to $252.1 million for the first nine months of 2016. T&D revenue increased 6% compared to the first nine months of 2016, primarily as a result of a 19% increase in project-based Event Business revenue and a 3% increase in Base Business revenue. Transportation service revenue increased 7% compared to the first nine months of 2016, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of, or processed, across all of our facilities decreased 2% for the first nine months of 2017 compared to the first nine months of 2016.  Tons of waste disposed of or processed at our landfills decreased 1% for the first nine months of 2017 compared to the first nine months of 2016.

T&D revenue from recurring Base Business waste generators increased 3% for the first nine months of 2017 compared to the first nine months of 2016 and comprised 78% of total T&D revenue for the first nine months of 2017. During the first nine months of 2017, increases in Base Business T&D revenue from the chemical manufacturing, general manufacturing,  metal manufacturing, “other” and refining industry groups were partially offset by decreases in Base Business T&D revenue from the broker/TSDF and transportation industry groups.

T&D revenue from Event Business waste generators increased 19% for the first nine months of 2017 compared to the first nine months of 2016 and comprised 22% of total T&D revenue for the first nine months of 2017. During the first nine months of 2017, increases in Event Business T&D revenue from the chemical manufacturing, “other”, government and refining industry groups were partially offset by decreases in Event Business T&D revenue from the general manufacturing and utilities industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first nine months of 2017 as compared to the first nine months of 2016:

Treatment and Disposal Revenue Growth
Nine Months Ended September 30, 2017 vs.
Nine Months Ended September 30, 2016
Chemical Manufacturing	32%
Waste Management & Remediation	21%
Government	13%
Other	11%
Refining	7%
Metal Manufacturing	2%
Transportation	1%
General Manufacturing	-3%
Mining, Exploration & Production	-7%
Broker / TSDF	-8%
Utilities	-10%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 6% to $101.8 million for the first nine months of 2017 compared with $108.4 million for the first nine months of 2016. The decrease in Field & Industrial Services segment revenue is primarily attributable to the expiration of a contract that was not renewed or replaced and softer overall market conditions for industrial and remediation services.

Gross Profit

Total gross profit decreased 5% to $105.5 million for the first nine months of 2017, down from $111.5 million for the first nine months of 2016. Total gross margin was 28% for the first nine months of 2017 compared with 31% for the first nine months of 2016.

Environmental Services

Environmental Services segment gross profit decreased 2% to $92.5 million for the first nine months of 2017, down from $94.7 million for the first nine months of 2016. Total segment gross margin for the first nine months of 2017 was 34% compared with 38% for the first nine months of 2016. T&D gross margin was 38% for the first nine months of 2017 compared with 42% for the first nine months of 2016. The decrease in T&D gross margin is primarily attributable to the impact of the temporarily closure of one of our treatment facilities due to wind damage, a less favorable service mix and incremental costs associated with a hurricane that impacted our Robstown, Texas facility, in the first nine months of 2017 compared to the first nine months of 2016.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 23% to $13.0 million for the first nine months of 2017, down from $16.8 million for the first nine months of 2016. Total segment gross margin was 13% for the first nine months of 2017 compared with 15% for the first nine months of 2016. The decrease in segment gross margin is attributable to lower route density in our small quantity generation services due to a contract that was not renewed in late 2016 and a less favorable service mix for our industrial and remediation services in the first nine months of 2017 compared to the first nine months of 2016.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $62.2 million, or 17% of total revenue, for the first nine months of 2017 compared with $57.7 million, or 16% of total revenue, for the first nine months of 2016.

Environmental Services

Environmental Services segment SG&A increased 14% to $18.1 million, or 7% of segment revenue, for the first nine months of 2017 compared with $15.8 million, or 6% of segment revenue, for the first nine months of 2016, primarily reflecting higher employee labor costs and higher property tax expenses, partially offset by higher insurance recoveries and lower bad debt expense in the first nine months of 2017 compared to the first nine months of 2016. The Company is appealing a $1.1 million property tax assessment recorded in the third quarter of 2017 for tax years 2015 through 2017 associated with our 2014 acquisition of EQ Holding, Inc.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 2% to $7.6 million, or 7% of segment revenue, for the first nine months of 2017 compared with $7.7 million, or 7% of segment revenue, for the first nine months of 2016. The decrease in segment SG&A primarily reflects higher insurance recoveries and lower bad debt expense, partially offset by higher employee labor costs in the first nine months of 2017 compared to the first nine months of 2016.

Corporate

Corporate SG&A was $36.5 million, or 10% of total revenue, for the first nine months of 2017 compared with $34.2 million, or 9% of total revenue, for the first nine months of 2016, primarily reflecting higher employee labor costs in the first nine months of 2017 compared with the first nine months of 2016.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first nine months of 2017 was 36.0% compared with 38.8% for the first nine months of 2016. The decrease primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first nine months of 2017 compared with the first nine months of 2016. The decrease was partially offset by a higher U.S. effective tax rate in the first nine months of 2017 as a result of the impact of nondeductible expenses due to the reduction of forecasted U.S. earnings as well as a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate. The effective tax rate for the nine months ended September 30, 2017 also reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of Accounting Standards Update 2016-09.

Interest expense

Interest expense was $15.4 million for the first nine months of 2017 compared with $13.2 million for the first nine months of 2016. The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time non-cash charge of $5.5 million to interest expense in the second quarter of 2017. This increase is partially offset by a lower effective interest rate under the New Credit Agreement compared to the Former Credit Agreement and reduced debt levels in the first nine months of 2017 compared to the first nine months of 2016.

Foreign currency gain

We recognized a $521,000 non-cash foreign currency gain for the first nine months of 2017 compared with a $192,000 non-cash foreign currency gain for the first nine months of 2016. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2017, we had $19.8 million of intercompany loans subject to currency revaluation.

Other income

Other income for the first nine months of 2016 includes approximately $2.0 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $21.0 million for the first nine months of 2017 compared with $18.6 million for the first nine months of 2016, primarily reflecting additional depreciation expense on assets placed in service subsequent to the first nine months of 2016.

Amortization of intangibles

Intangible assets amortization expense was $7.6 million for the first nine months of 2017 compared with $7.9 million for the first nine months of 2016.

Stock-based compensation

Stock-based compensation expense increased 35% to $3.0 million for the first nine months of 2017 compared with $2.2 million for the first nine months of 2016 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $3.2 million for the first nine months of 2017 compared with $3.1 million for the first nine months of 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the new senior secured credit agreement (the “New Credit Agreement”). At September 30, 2017, we had $9.2 million in cash and cash equivalents immediately available and $216.7 million of borrowing capacity available under our New Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our New Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $49.4 million. This primarily reflects net income of $18.6 million, non-cash depreciation, amortization and accretion of $31.8 million, an increase in accounts payable and accrued liabilities of $6.2 million, amortization and write-off of debt issuance costs of $5.8 million, an increase in deferred revenue of $4.2 million, share-based compensation expense of $3.0 million, an increase in accrued salaries and benefits of $2.7 million and a decrease in income taxes receivable of $1.6 million, partially offset by an increase in accounts receivable of $20.1 million and an increase in other assets of $2.6 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. The increase in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed. The increase in receivables is primarily attributable to the timing of customer payments. The decrease in income taxes receivable is primarily attributable to the timing of income tax payments.

Days sales outstanding were 79 days as of September 30, 2017, compared to 73 days as of December 31, 2016 and 72 days as of September 30, 2016.

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

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $25.4 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the nine months ended September 30, 2016, net cash used in investing activities was $29.3 million, primarily related to capital expenditures of $22.6 million, deposit of $5.0 million for the purchase of the assets of the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC (see Note 17 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information) and the purchase of Environmental Services Inc., (“ESI”), for $4.9 million, net of cash acquired, partially offset by proceeds from the divestiture of our Augusta, Georgia facility for $2.7 million, net of cash divested. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada, Beatty, Nevada and Robstown, Texas facilities and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the nine months ended September 30, 2017, net cash used in financing activities was $22.3 million, consisting primarily of $283.0 million of repayment of the Company’s long-term debt under the Former Credit Agreement, $281.0 million of initial proceeds from the borrowing of long-term debt under the New Credit Agreement, $4.0 million of subsequent repayments of long-term debt under the New Credit Agreement, $11.8 million of dividend payments to our stockholders, $3.0 million of deferred financing costs associated with the New Credit Agreement and net payment activity on the Company’s short-term borrowings of $2.2 million.

For the nine months ended September 30, 2016, net cash used in financing activities was $26.7 million, consisting primarily of $17.2 million of payments on the Company’s long-term debt under the Former Credit Agreement and $11.8 million of dividend payments to our stockholders, partially offset by $2.3 million of net short-term borrowings under the Former Credit Agreement to fund working capital requirements.

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

At September 30, 2017, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.39%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $195.0 million, or 70%, of the Revolving Credit Facility borrowings as of September 30, 2017. The interest rate swap agreement continued to be effective following the termination of the Company’s Former Credit Agreement.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is

$75.0 million and the New Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2017, there were $277.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the New Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of September 30, 2017, there were no amounts outstanding subject to the Sweep Arrangement.

As of September 30, 2017, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 8 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

Except as set forth in the paragraph below, there were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2017. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2017, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of September 30, 2017, there were $277.0 million of revolving loans outstanding under the New Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the New Credit Agreement.

Based on the outstanding indebtedness of $277.0 million under the New Credit Agreement at September 30, 2017 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $895,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2017, our Canadian subsidiaries transacted approximately 60% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2017, we had $19.8 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the nine months ended September 30, 2017, the CAD strengthened as compared to the USD resulting in a $1.5  million non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of September 30, 2017, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2017 would have generated a gain or loss of approximately $198,000 for the nine months ended September 30, 2017.

We had a total pre-tax foreign currency gain of $521,000 for the nine months ended September 30, 2017. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or nine months ended September 30, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the nine months ended September 30, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2017	—	$—	—	$25,000,000
February 1 to 28, 2017	—	—	—	25,000,000
March 1 to 31, 2017 (1)	1,569	48.50	—	25,000,000
April 1 to 30, 2017	—	—	—	25,000,000
May 1 to 31, 2017	—	—	—	25,000,000
June 1 to 30, 2017 (1)	44	50.95	—	25,000,000
July 1 to 31, 2017	—	—	—	25,000,000
August 1 to 31, 2017 (1)	889	48.50	—	25,000,000
September 1 to 30, 2017	—	—	—	25,000,000
Total	2,502	$48.54	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: October 30, 2017	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer