Form 10-K
period 2017-12-31
US ECOLOGY, INC.
filed 2018-02-26
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0000‑11688

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95‑3889638 (I.R.S. Employer Identification No.)
101 S. Capitol Blvd., Suite 1000 Boise, Idaho (Address of principal executive offices)	83702 (Zip Code)

Registrant’s telephone number, including area code: (208) 331‑8400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non‑affiliates on June 30, 2017 was approximately $1.09 billion based on the closing price of $50.50 per share as reported on the NASDAQ Global Market System.

At February 16, 2018, there were 21,875,407 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10‑K into which such portions are incorporated:

1.

The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 22, 2018 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2017, portions of which are incorporated by reference into Part III of this Form 10‑K.

US ECOLOGY, INC.

FORM 10‑K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward‑looking statements. Forward‑looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward‑looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward‑looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward‑looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non‑recurring event cleanup projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, adverse economic or market conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, fluctuations in foreign currency markets, lawsuits, our willingness or ability to repurchase stock or pay dividends, implementation of new technologies, limitations on our available cash flow as a result of our indebtedness and our ability to effectively execute our acquisition strategy and integrate future acquisitions.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we are under no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward‑looking statements. Although we believe that the expectations reflected in forward‑looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in this report could harm our business, prospects, operating results, and financial condition.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non‑public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of US Ecology, Inc.

ITEM 1. BUSINESS

General

The table below contains definitions that are used throughout this Annual Report on Form 10‑K.

Term	Meaning
US Ecology, the Company, “we,” “our,” “us”	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954, as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CWA	Clean Water Act of 1977
LARM	Low‑activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low‑level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U. S. Securities and Exchange Commission
TSCA	Toxic Substances Control Act of 1976
TSDF	Treatment, Storage and Disposal Facility
USACE	U.S. Army Corps of Engineers
USEPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non‑hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology’s comprehensive knowledge of the waste business, its collection of waste management facilities and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long‑lasting relationships. US Ecology and its predecessor companies have been in business for more than 60 years. As of December 31, 2017, we employed approximately 1,550 people.

US Ecology was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010, the Company changed its name from American Ecology Corporation to US Ecology, Inc. Our filings with the SEC are posted on our website at www.usecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public can also obtain copies of these filings by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1‑800‑SEC‑0330 or by accessing the SEC’s website at www.sec.gov.

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

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly‑owned subsidiaries (collectively “EQ”). EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America.

On November 1, 2015, we sold our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services—This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non‑hazardous waste at Company‑owned landfill, wastewater and other treatment facilities.

Field & Industrial Services—This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10‑day transfer facilities. Services include on‑site management, waste characterization, transportation and disposal of non‑hazardous and hazardous waste. This segment also provides specialty services such as high‑pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Financial information with respect to each segment is further discussed in Note 20 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

Environmental Services Segment

Our Environmental Services involve the transportation, treatment, recycling and disposal of hazardous and non‑hazardous wastes, and include physical treatment, recycling, landfill disposal and wastewater treatment services.

Waste Treatment & Disposal

We recycle, treat and dispose of hazardous and non‑hazardous industrial wastes. The wastes handled include substances which are classified as “hazardous” because of their corrosive, ignitable, reactive or toxic properties, and other wastes subject to federal, state and provincial environmental regulation. The wastes we handle come in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms and transported to our facilities by truck and rail.

We own and operate five permitted hazardous waste treatment and disposal landfills in the United States and Canada used primarily for the disposal of wastes treated at Company‑owned onsite and offsite treatment facilities. The United States landfills are regulated under RCRA by the respective states in which they are located and the USEPA while our Canadian landfill is regulated by the Québec Ministry of Environment. We also operate a commercial LLRW landfill in Richland, Washington that is licensed by the Washington Department of Health through delegated authority of the NRC. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

As of December 31, 2017, the capacity used in the calculation of the useful economic lives of our six landfills includes approximately 37.2 million cubic yards of remaining permitted airspace capacity and approximately 18.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills. We believe it is probable that this unpermitted airspace capacity will be permitted in the future based on our analysis of site conditions, past regulatory approvals on adjacent property, and our interactions with regulators on applicable regulations, although there can be no assurance that any additional unpermitted airspace capacity will be permitted in the future.

Treatment and disposal (“T&D”) revenue can be broken down into two categories, based on the underlying nature of the revenue source: “Base Business” and “Event Business.”

Base Business consists of waste streams from ongoing industrial activities and tends to be reoccurring in nature. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. We define Event Business as non‑recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. The duration of Event Business projects can last from a several‑week cleanup of a contaminated site to a multiple year cleanup project.

Base Business represented approximately 78% and 82% of disposal revenue (excluding transportation) for the years ended December 31, 2017 and 2016, respectively. Event Business contributed approximately 22% and 18% of disposal revenue (excluding transportation) for the years ended December 31, 2017 and 2016, respectively.

When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed‑cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed (“direct disposal”) or requires the application of chemical reagents, absorbents or other additives (variable costs) to treat the waste prior to disposal.

A significant portion of our T&D revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2017, approximately 22% of our T&D revenue was derived from Event Business projects. The one‑time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry‑specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of Base Business waste received also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

The types of waste received, also referred to as “service mix,” can produce significant quarter‑to‑quarter and year‑to‑year variations in revenue, average selling price, gross profit, gross margin, operating profit and net income for both Base Business and Event Business.

Wastewater Treatment

We operate wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non‑hazardous wastes through the use of physical and chemical treatment methods. Our wastewater treatment facilities treat a broad range of industrial liquid and semi‑liquid wastes containing heavy metals, organics and suspended solids.

The following table summarizes the locations and services of our active Environmental Services waste treatment and/or disposal facilities:

Location	Onsite Landfill	Services
Beatty, Nevada	Yes

Hazardous and non‑hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA to treat and dispose RCRA, TSCA and certain NRC‑exempt (NORM) radioactive waste.

Robstown, Texas	Yes

Hazardous and non‑hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA, PCB remediation and certain NRC‑exempt (LARM and NORM/NARM) radioactive waste. PCB waste storage for off‑site shipment. Features a thermal desorption system permitted as a Subpart X RCRA treatment unit that treats and recycles organic materials including recoverable oils and metal catalysts from petroleum wastes. Rail transfer station.

Grand View, Idaho	Yes

Hazardous and non‑hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA to treat RCRA and TSCA wastes and certain NRC‑exempt (NORM/NARM, Technologically Enhanced NORM (TENORM)) radioactive waste. Rail transfer station.

Belleville, Michigan	Yes

Hazardous and non‑hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA wastes and certain NRC‑exempt (NORM/NARM, Technologically Enhanced NORM (TENORM)) radioactive waste. Permitted under TSCA to dispose TSCA wastes. Features a regenerative thermal oxidation air pollution control system that is compliant with RCRA Subpart CC air emissions standards. Rail transfer station.

Blainville, Québec, Canada	Yes

Permitted by the Canadian Ministry of Environment and authorized under the Environmental Quality Act by Order‑in‑Council to treat and stabilize inorganic hazardous liquid and solid waste and contaminated soils to produce a non‑leachable concrete‑like material for disposal in the onsite landfill. Specializes in processing hard‑to‑treat materials, such as cyanides, mercury compounds, strong acids, non‑organic oxidizers, lab packs, contaminated debris and batteries. Direct rail access.

Richland, Washington	Yes

LLRW disposal facility accepts Class A, B, and C commercial LLRW from within the Northwest Interstate and Rocky Mountain Compacts, NORM/NARM and LARM waste including radium sources produced by customers nationwide. One of only three full‑service Class A, B, and C disposal facilities in the nation.

Detroit, Michigan	No

RCRA Part B and Centralized Wastewater Treatment (“CWT”) permitted industrial hazardous and non‑hazardous treatment of liquid wastes, stabilization, solidification, chemical oxidation/reduction and deactivation of hazardous and non‑hazardous solid and liquid wastes. Direct rail access.

Canton, Ohio	No

RCRA Part B and CWT permitted wastewater treatment of hazardous and non‑hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of hazardous and non‑hazardous liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non‑hazardous residuals.

Harvey, Illinois	No

RCRA Part B and CWT permitted wastewater treatment of hazardous and non‑hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation, metals recovery of hazardous and non‑hazardous liquid and solid wastes and industrial cleaning. Specializes in a delisting process that converts industrial inorganic wastes into non‑hazardous residuals.

York, Pennsylvania	No

RCRA Part B and CWT permitted wastewater treatment of hazardous and non‑hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of hazardous and non‑hazardous liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non‑hazardous residuals.

Tulsa, Oklahoma	No

RCRA Part B and CWT permitted wastewater treatment of hazardous and non‑hazardous liquid wastes and stabilization, solidification, chemical oxidation/reduction and deactivation of hazardous and non‑hazardous liquid and solid wastes.

Tilbury, Ontario, Canada	No

Hazardous and non‑hazardous industrial waste treatment, storage, and disposal facility permitted by the Ontario Ministry of Environment. Provides bulking, blending and solidification services. Treatment of non‑hazardous hydrocarbon contaminated solids to industrial re‑use standards. Full licensed and permitted fleet of hazardous and non‑hazardous transportation equipment. Also provides heavy industrial cleaning and confined space entry and rescue services along with emergency response.

Vernon, California	No

RCRA Part B and CWT permitted wastewater treatment of hazardous and non‑hazardous liquid wastes. Storage and consolidation of hazardous and non‑hazardous wastes. California State certified laboratory. Direct rail access.

Recycling Services

We operate recycling technologies designed to reclaim valuable commodities from hazardous waste, including oil‑bearing hazardous waste, certain metal‑bearing waste, batteries, and solvent‑based wastes for industrial clients, metal finishing and other manufacturing processes. The recycling and reclamation process involves the treatment of wastes using various methods to effectively remove contaminants from the original material to restore its usefulness and to reduce the volume of waste requiring disposal.

We offer full‑service storm water management and propylene glycol recovery at major airports. We currently operate deicing fluid collection systems at the Minneapolis‑St. Paul, Minnesota and Detroit, Michigan airports. We also receive deicing fluids from the Grand Rapids, Michigan airport in the Great Lakes Region. Recovered fluids are transported to our RCRA Part B and CWT permitted chemical recycling facility where they are recycled into a greater than 99% pure material that is sold to industrial users.

We also operate a thermal desorption unit at our Robstown, Texas facility that recovers oil and metal bearing catalyst from refinery waste. The recycled oil and recycled catalyst are sold to third parties.

We operate a fleet of mobile solvent recycling stills that provide on‑site recycling services throughout the Eastern United States. The trailer‑mounted stills are self‑contained units that perform solvent distillation at the point of generation. Waste solvents are processed in 500 - 7,500 gallon batches, and clean solvent is returned for reuse. Our Mobile Recycling services are based in Mt. Airy, North Carolina.

Transportation

For waste transported by rail from locations distant from our facilities, transportation‑related revenue can vary significantly and can account for as much as 75% of total project revenue. While bundling transportation and disposal services may reduce overall gross profit as a percentage of total revenue (“gross margin”), this value‑added service has allowed us to win multiple projects that we believe we could not have otherwise competed for successfully. Our Company‑owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short‑term rentals. These Company‑owned railcars also help us to win business during times of demand‑driven railcar scarcity. We also utilize a variety of specially designed and constructed Company‑owned tanker trucks and trailers as well as various third‑party transporters to support this activity. Further, to maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from cleanup sites to disposal facilities operated by other companies. Such transportation services may also be bundled with logistics and field services support work.

Field & Industrial Services Segment

Our Field & Industrial Services include a wide range of industrial maintenance and specialty services at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. Onsite specialty services include excavation, high‑pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response. We provide these services through a network of facilities located throughout the United States that are organized into service lines including Small Quantity Generation, Remediation Services, Managed Services, Emergency Response, Transfer and Processing and Terminal Services and Industrial Services.

Small Quantity Generation

Our small quantity generation service offerings consist of retail services, laboratory packing, less than truckload (“LTL”), and household hazardous waste (“HHW”) collection. Retail services, laboratory packing, LTL and HHW are full‑service waste characterization, packaging, collection and transportation programs. Services are provided to small, medium and large industrial and commercial customers. These programs are built on our network of service centers, employ highly trained staff and provide a high level of service to the customer. As an integral part of our services, we operate a network of service centers that characterize, package and collect hazardous and non‑hazardous wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate wastes in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll‑off containers. We utilize a variety of specially designed and constructed tank trucks and semi‑trailers as well as third‑party transporters, including railroads. Depending on customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business.

Remediation Services

Our remediation service offerings include RCRA and TSCA closures, surgical excavations, wastewater management, building decontamination and radiological site remediation.

Managed Services

Our managed service offerings consist of total waste management (“TWM”) programs. Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance.

Emergency Response

Our primary emergency response offerings include spill response, waste analysis and treatment and disposal planning. We also offer product transfers, spill contingency planning and yearly service agreements with first responder status. Trained, experienced professionals operate the Company’s Emergency Response Service 24 hours per day, 7 days per week.

Transfer and Processing

Our transfer and processing stations stage and consolidate non‑bulk loads of hazardous, non‑hazardous and universal waste into full loads for more efficient shipment to Company‑owned or third‑party treatment and disposal facilities. This allows us to offer a broader geographic presence without having a dedicated, Company‑owned treatment or disposal facility in the region.

Terminal Services

Our terminal services include petroleum and chemical tank cleaning and other services, including emergency response, construction and industrial maintenance. The Company services several major petroleum terminals around New York Harbor.

Industrial Services

Our primary industrial service offerings include industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, as well as tank cleaning and temporary storage.

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

In the U.S., hazardous waste is regulated under the RCRA, which created a cradle‑to‑grave system governing defined hazardous waste from the point of generation to ultimate disposal. RCRA requires waste generators to distinguish between “hazardous” and “non‑hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. Generally, entities that treat, store, or dispose of hazardous waste must obtain a permit, either from the USEPA or from a state agency to which the USEPA has delegated such authority. Similar regulations and management methods apply to hazardous waste generation in Canada, which is regulated by the Canada Ministry of Environment and delegated to provincial agencies.

Disposal facilities are typically designed to permanently contain the waste and prevent the release of harmful pollutants into the environment. The most common hazardous waste disposal practice is placement in an engineered disposal unit such as a landfill, surface impoundment or deep injection well. RCRA’s hazardous waste permitting program establishes specific requirements that must be followed when managing those wastes.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry‑specific economic conditions, identification and prioritization of new cleanup needs, cleanup project schedules, funding availability, regulatory changes and other public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume cleanup projects and non‑niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, increase waste throughput efficiency, employ innovative treatment techniques, provide complementary transportation and logistics services, build market share and increase profitability.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain LLRW Compacts, is one of three operating Compact disposal facilities in the U.S. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions, Inc. (“Energy Solutions”), exclusively serves the three‑state Atlantic Compact. A third LLRW disposal facility, licensed by Waste Control Specialists, LLC and located near Andrews, Texas serves the two‑state Texas Compact and approved out‑of‑compact waste generators. Class A LLRW from states outside the Northwest Compact region may also be disposed at a non‑compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions.

Increases in pricing at AEA licensed LLRW disposal facilities heightened demand for more cost‑effective disposal options for soil, debris, consumer products, industrial wastes and other materials containing LARM, including “mixed wastes,” exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government cleanup projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost‑effective alternative. We have been successful at expanding our permits at four of our RCRA hazardous waste facilities to allow acceptance of additional LARM wastes.

Industrial Services Industry

The industrial services industry is highly fragmented with thousands of small companies performing a variety of cleaning, maintenance and other services to industrial based companies such as refineries, chemical plants and steel and automotive plants. We believe customers increasingly desire to shift high fixed costs to lower variable costs by outsourcing waste management and industrial services. Some companies, such as power generation plants, petroleum refineries and chemical processors, are required to perform specialized “turnaround” maintenance only once or twice per year, making it impractical and cost‑prohibitive to purchase expensive, specialized equipment, comply with complex permits and employ full‑time specialized technicians required to perform those services. Similarly, the regulatory requirements of characterizing, manifesting, transporting and properly disposing of waste has led many companies to outsource this function to specialists. Our network of service centers and treatment, recycling and storage facilities provides a national footprint allowing us to serve these customers, while at the same time internalizing the waste to our own facilities.

Industrial services generally have low barriers to entry and customers are frequently won based on quality of service, reputation, health and safety record, logistics and price. This low barrier to entry has fostered a fragmented and competitive market place.

Strategy

Our strategy is to capitalize on our difficult‑to‑replicate combination of treatment and disposal assets and complementary service lines to provide a full service offering to customers and increase market share in the diverse markets we serve. We are focused on safety, environmental compliance and a commitment to customer service excellence. In addition to organic growth initiatives, we actively pursue acquisition opportunities to expand our geographic reach, service lines and customer base. The principal elements of our business strategy are to:

Execute Best‑in‑Class Safety and Environmental Compliance Programs. We pursue best‑in‑class safety and environmental compliance at US Ecology. Not only is it the cornerstone of our business, but our customers and regulators rely on our expertise when they select us as a vendor or grant us permits and licenses. We deploy significant resources in terms of human capital, programs and facility investment to achieve safe and compliant operations. The Company has dedicated professionals who oversee and manage safety and environmental programs including, but not limited to, employee training, internal and independent external audits, safety incentive programs, Voluntary Protection Programs (“VPP”), the Safety & Health Achievement Recognition Program, and ISO 9001 and ISO 14001 programs. Dedicated senior managers regularly review and discuss environmental and safety results with operational staff, management and the Board of Directors to improve our safety results and focus on regulatory compliance.

Leverage Regulatory Expertise to Expand Permit Capabilities and Broaden Cost‑Effective Service Offerings. We have a proven track record of leveraging more than six decades of regulatory experience to broaden our service offerings. Working with customers, we assess market opportunities in relation to existing laws, regulations and permit conditions. Our engineering, operational and regulatory affairs personnel then seek authority to implement innovative processes and technologies and accept additional types of waste by modifying our existing permits or obtaining new permits.

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

Execute on Marketing Initiatives to Grow Organically. Our sales team is focused on high margin, niche wastes that our competitors may not be able to obtain the necessary regulatory authorizations for or handle cost‑effectively. We seek to expand into new markets and offer new services allowing us to cross‑sell or bundle services and ultimately drive incremental volume into our existing disposal facilities. Our strategy is to have our Base Business cover our fixed overhead costs and deliver a reasonable profit, which allows the majority of our Event Business revenue to be realized as operating profit. We aim to continue building our Base Business while remaining flexible enough to handle large cleanup events.

Deliver Innovative Technological Solutions. We challenge ourselves to identify innovative and technology‑driven solutions to solve our customers’ waste management challenges. Past examples include leveraging our expertise in developing waste treatment recipes for organic and metals‑bearing wastes, utilizing waste as a reagent to treat other wastes, beneficial reuse of select wastes, partnering with an innovative technology provider to deploy thermal desorption technology to recover oil and metal catalyst from refinery waste, and stabilizing mercury laden waste and other wastes using patented treatment process.

Pursue a Disciplined Acquisition Strategy to Add Complementary Capabilities. We pursue selective acquisitions to expand our disposal network, customer base and geographic footprint. We have had success achieving this in recent years through our targeted acquisition strategy, acquiring Stablex Canada Inc. (“Stablex”) in 2010, Dynecol, Inc. in 2012, EQ in 2014 and Environmental Services Inc. (“ESI”) and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016. The acquisition of EQ also provided us with an entirely new line of complementary field and industrial service offerings. We continue to seek acquisition opportunities to further expand our service offerings across the hazardous waste value chain while maintaining our commitment to compliance, safety and customer service excellence.

Competitive Strengths

Difficult‑to‑Replicate Infrastructure. We consider our disposal facilities to be difficult to replicate due to the longstanding regulatory and public policy environment for hazardous waste processing facilities, which includes the generally high cost of obtaining permits, multi‑year permitting timeframes, uncertainty of outcome, high initial capital expenditures and the potential for both broad‑based and local community opposition to the development of new facilities. As a result, it has been more than 20 years since a new hazardous waste landfill has been built in the United States. We operate five of twenty landfills in the U.S. and Canada that are permitted to accept RCRA wastes. Our Richland, Washington LLRW facility is one of only three full‑service Class A, B, and C disposal facilities in the U.S. Our personnel have extensive experience safely managing certain radioactive waste requiring the use of shielding and remote handling devices.

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

A Market Leader in Hazardous & Non‑Hazardous Waste Treatment and Disposal. We are a leader in the North American hazardous waste services sector with more than six decades of experience. Our collection of disposal assets combined with our transportation network provides us with coast‑to‑coast treatment and disposal capabilities, allowing us to serve a diverse mix of customers and industries across the United States, Canada and Mexico.

Comprehensive Waste Services. Our comprehensive waste service offerings allow us to act as a full‑service provider to our customers. Our full‑service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors through “one‑stop” service providers.

Diverse Markets and Customer Base. In 2017, we serviced more than 5,000 commercial and governmental entities, such as refineries, chemical production facilities, heavy manufacturers, steel mills, waste brokers and medical and academic institutions. Our broad range of end‑markets gives us exposure to a variety of industrial cycles, lessening the impact of market volatility.

Solid Safety and Compliance Record. Safety and environmental compliance is a cornerstone of US Ecology’s business. The Company has dedicated environmental professionals who oversee and manage safety and environmental programs including, but not limited to, employee training, internal and independent external audits, safety incentive programs, VPP, the Safety & Health Achievement Recognition Program, and ISO 9001 and ISO 14001 programs. Dedicated senior managers regularly review and discuss environmental and safety results with operational staff, management and the Board of Directors to improve our safety results and focus on regulatory compliance. In addition, we have received multiple operating site safety awards including the VPP Star Worksite Award, Thoroughbred Safety Award and the CSX Chemical Safety Award.

Competition

Our Environmental Services segment competes with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non‑hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Heritage Environmental Services and Waste Management, Inc. Other hazardous waste disposal competitors include, but are not limited to, Peoria Disposal Company, Envirosafe Services of Ohio, Tradebe, Ross Environmental, Perma‑Fix Environmental Services and Veolia Environmental Services. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, Inc. We believe the principal competitive factors applicable to these businesses are:

•	price;
•	specialized permits and “niche” service offerings;
•	customer service;
•	operational efficiency and technical expertise;
•	regulatory compliance and worker safety;

•	industry reputation and brand name recognition;
•	transportation distance; and
•	State or Province and local community support.

Competition within our Field & Industrial Services segment varies by locality and type of service rendered, with competition coming from large national and regional service providers and hundreds of privately‑owned firms that offer field or industrial services. We believe that our primary field and industrial services competitors are Clean Harbors, Inc., Stericycle, Inc., Veolia Environmental Services and Waste Management, Inc. Each of these competitors is able to provide most if not all of the field and industrial services we offer.

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

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit‑specific requirements. Most of our facilities are also required to provide financial assurance for closure and post‑closure obligations should our facilities cease operations. Both human resource and capital investments are required to maintain compliance with these requirements.

United States Hazardous Waste Regulation

Our hazardous, industrial, non‑hazardous and radioactive waste treatment, disposal and handling business is subject to extensive federal and state environmental, health, safety, and transportation laws, regulations, permits and licenses. Local government controls may also apply. The responsible government regulatory agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that these laws and regulations, as well as the specialized services we provide, contribute to demand and create barriers to new competitors seeking to enter the markets we serve.

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. RCRA regulation is the responsibility of the USEPA, which may delegate authority to state agencies. Chemical compounds and residues derived from USEPA‑listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish. LARM and NORM/NARM may also be managed to varying degrees under RCRA permits, as is authorized for our facilities in Grand View, Idaho; Beatty, Nevada; Belleville, Michigan and Robstown, Texas.

CWA legislation prohibits discharge of pollutants into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The USEPA has promulgated “pretreatment” regulations under the CWA, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs.

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

TSCA regulates the treatment, storage and disposal of PCBs. U.S. regulation and licensing of PCB wastes is the responsibility of the USEPA. Our Grand View, Idaho and Beatty, Nevada facilities have TSCA treatment, storage and disposal permits. Our Belleville, Michigan facility has a TSCA disposal permit. Our Robstown, Texas facility has a TSCA storage permit and may dispose of PCB‑contaminated waste in limited concentrations not requiring a TSCA disposal permit.

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

Canadian Hazardous Waste Regulation

The Canadian federal government regulates issues of national scope where activities cross provincial boundaries and affect Canada’s relations with other nations. The Provinces retain control over environmental matters within their boundaries including primary responsibility for regulation and management of hazardous waste.

The main federal laws governing hazardous waste management are CEPA and the Transportation of Dangerous Goods Act. Environment and Climate Change Canada is the federal agency with responsibility for environmental matters. CEPA charges Environment Canada and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Export and Import of Hazardous Waste Regulations under CEPA govern trans‑border movement of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify the Minister of the Environment and obtain a permit to do so.

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

Waste transporters require a permit to operate under the Province’s regulations and are also subject to the requirements of the Federal Transportation of Dangerous Goods law which requires reporting of quantities and disposition of materials shipped.

A major difference between the United States regulatory regime and that in Canada relates to ownership and liability. Under Canadian federal regulation, ownership changes when waste is transferred to a properly permitted third‑party carrier and subsequently to an approved treatment and disposal facility. As a result, the generator is no longer liable for proper handling, treatment or disposal. In the United States, joint and several liability is retained by the waste generator as well as the transporter and the treatment and disposal facility.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post‑closure obligations at certain of our operating and non‑operating disposal facilities. Acceptable forms of financial assurance include third‑party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state‑controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2017, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self‑funded restricted trusts.

Insurance policies covering our U.S. closure and post‑closure obligations expire in April 2018 and December 2018. While we expect to timely renew these policies as we have in the past, if we are unable to obtain adequate closure, post‑closure or environmental insurance, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2017, we have provided collateral of $5.8 million in funded trust agreements, $12.0 million in surety bonds, issued $2.7 million in letters of credit for financial assurance and have insurance policies of approximately $87.4 million for closure and post‑closure obligations. Financial assurance, premium and collateral cost requirement increases may have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Blainville facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2017, we had $752,000 in commercial surety bonds dedicated for closure obligations.

Primary casualty insurance programs generally do not cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain pollution legal liability insurance and professional environmental consultant’s liability insurance for non‑nuclear occurrences. For nuclear liability coverage, we maintain Facility Form and Workers’ Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters. We purchase primary property, casualty and excess liability policies through traditional third‑party insurance carriers.

Significant Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2017, 2016, or 2015.

Geographical Information

For the year ended December 31, 2017, we derived $434.5 million or 86% of our revenue in the United States and $69.5 million or 14% of our revenue in Canada. For the year ended December 31, 2016, we derived $428.8 million or 90% of our revenue in the United States and $48.9 million or 10% of our revenue in Canada. For the year ended December 31, 2015, we derived $521.1 million or 93% of our revenue in the United States and $42.0 million or 7% of our revenue in Canada. Additional information about the geographical areas in which our revenues are derived and in which our assets are located is presented in Note 20 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

Seasonal Effects

Seasonal fluctuations due to weather and budgetary cycles can influence the timing of customer spending for our services. Typically, in the first quarter of each calendar year there is less demand for our services due to reduced construction activities related to weather. While large, multi‑year cleanup projects may continue in winter months, the pace of waste shipments may be slower, or stop temporarily, due to weather. Market conditions and federal funding decisions generally have a greater influence on the business than seasonality.

Personnel

On December 31, 2017, we had approximately 1,550 employees, of which approximately 200 in the United States and 100 in Canada were represented by various labor unions.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is currently an executive officer of US Ecology:

Name	Age	Title
Jeffrey R. Feeler	48	President and Chief Executive Officer
Simon G. Bell	47	Executive Vice President and Chief Operating Officer
Eric L. Gerratt	47	Executive Vice President, Chief Financial Officer and Treasurer
Steven D. Welling	59	Executive Vice President of Sales and Marketing
Andrew P. Marshall	51	Executive Vice President of Regulatory Compliance & Safety

Jeffrey R. Feeler was appointed President and Chief Executive Officer in May 2013. Mr. Feeler was previously the Company’s senior executive as President and Chief Operating Officer from October 2012 to May 2013 and as the Company’s Vice President and Chief Financial Officer from May 2007 to October 2012. He joined US Ecology in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc., Albertson’s, Inc. and Hewlett‑Packard Company. From 1993 to 2002, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Simon G. Bell was appointed Executive Vice President and Chief Operating Officer in November 2016. Mr. Bell previously served as the Company’s Executive Vice President of Operations, Environmental Services from June 2014 to November 2016. From May 2013 to June 2014, he was Executive Vice President of Operations and Technology Development. From August 2007 to May 2013, he was Vice President of Operations. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations. From 2002 to 2005, he was our Idaho facility General Manager and Environmental Manager. His 20 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

Eric L. Gerratt was appointed Executive Vice President, Chief Financial Officer and Treasurer in May 2013. Mr. Gerratt previously served as the Company’s Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer from October 2012 to May 2013. He joined US Ecology in August 2007 as Vice President and Controller. He previously held various financial and accounting management positions at SUPERVALU, Inc. and Albertson’s, Inc. From 1997 to 2003, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

Steven D. Welling was appointed Executive Vice President of Sales and Marketing in May 2013. Mr. Welling previously served as the Company’s Senior Vice President, Sales and Marketing from January 2010 to May 2013. He joined US Ecology in 2001 through the Envirosafe Services of Idaho acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and before that managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University‑Stanislaus.

Andrew P. Marshall was appointed Executive Vice President of Regulatory Compliance and Safety in May 2017. Mr. Marshall previously served as the Company’s Senior Vice President, Regulatory Compliance and Safety from December 2014 to May 2017. He joined US Ecology in 2010 as Director of Environmental Compliance. He is a Professional Engineer with over 20 years experience assisting companies comply with environmental regulations, including past positions with Kleinfelder, a national environmental consulting firm, and Boise Cascade Corporation. Mr. Marshall holds a BS in Civil Engineering from Seattle University, an MS in Environmental Engineering from Oregon State University, and an MBA from Northwest Nazarene University.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10‑K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward‑looking statements made by or on behalf of us.

Risks Affecting All of Our Businesses

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

We provide disposal and transportation services to customers on discrete Event Business (non‑recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi‑year projects can account for a significant portion of our revenue and profit. The replacement of 2017 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry‑specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2017 Event Business projects with new business could result in a material adverse effect on our financial condition and results of operations.

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

As a result of acquisitions since 2010, we have goodwill of $189.4 million and indefinite‑lived intangible assets of $48.4 million at December 31, 2017. We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge.

Based on the results of those tests during the fourth quarter of 2017, we recorded a $5.5 million goodwill impairment charge in our Resource Recovery reporting unit and a $3.4 million impairment charge on the indefinite-lived intangible assets of our Resource Recovery business.

Estimates of the future performance of our reporting units assume a certain level of revenue and earnings growth over the projection period. The projected revenue and earnings growth is based on various factors and assumptions that we consider to be reasonable, including, but not limited to, growth in the industries served by the Field Services reporting unit, successful implementation of our business and marketing strategies for this reporting unit and continuing favorable market conditions for the customers we serve. Should any of these assumptions turn out not to be true and the projected growth not occur for these or other reasons, or the reporting units otherwise fail to meet their current financial plans, or there are changes to any other key assumptions used in the estimates, the financial performance of these reporting units could result in a future goodwill impairment.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired as a result of a failure to realize the anticipated benefits and operational performance of acquired operations, our financial condition and results of operations could be adversely impacted.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

We are subject to income taxes in the United States, Canada, and various state and local jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code. This Tax Act reduced the U.S. statutory corporate tax rate from 35% to 21% and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the Tax Act also included a number of provisions that limit or eliminate various deductions that could affect our U.S. federal income tax position. We continue to examine the impact the Tax Act may have on our business. The impact of the Tax Act is uncertain and could be adverse. While we expect the Tax Act to be favorable to the Company overall, there can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. See Note 16 to the Consolidated Financial Statements in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information. Additionally, our effective tax rate may be affected by the tax effects of acquisitions or restructuring activities we may undertake, changes in share-based compensation, newly enacted tax legislation and uncertain tax positions we may take in the short term in response to such legislation. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our credit agreement restricts our ability to engage in certain corporate and financial transactions.

On April 18, 2017, the Company entered into a new senior secured credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The New Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As of December 31, 2017, we had total indebtedness of $277.0 million, comprised entirely of revolving credit loans under the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the New Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment. The New Credit Agreement makes us vulnerable to adverse general economic or industry conditions and increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates; and limits our ability to obtain additional financing in the future for working capital or other purposes.

In addition, the New Credit Agreement and related ancillary agreements with our lenders contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of outstanding stock, create certain liens and engage in certain types of transactions. Our ability to borrow under the New Credit Agreement depends upon our compliance with the restrictions contained in the New Credit Agreement and events beyond our control could affect our ability to comply with these covenants.

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

The Company is a party to collective bargaining agreements covering approximately 300, or approximately 22%, of our employees. The agreements expire on May 31, 2018, November 30, 2020 and April 30, 2022, respectively. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

Our participation in multi‑employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

Certain of the Company’s wholly‑owned subsidiaries participate in multi‑employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries’ union employees. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi‑Employer Pension Plan Amendments Act of 1980 (“ERISA”), may subject us to substantial liabilities if we withdraw from such multi‑employer plans or if they are terminated. Under current law regarding multi‑employer defined benefit plans, a plan’s termination, an employer’s voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi‑employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi‑employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi‑employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. Contributions to these funds could also increase as a result of future collective bargaining with the unions, a shrinking contribution base as a result of the insolvency of other companies who currently contribute to these funds, failure of the Plan to meet ERISA’s minimum funding requirements, lower than expected returns on pension fund assets, or other funding deficiencies. Any of the foregoing events could materially adversely affect our liquidity, cash flows and results of operations.

Based upon the information available to us from plan administrators as of April 30, 2017, certain of the multi‑employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi‑employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical”

status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

We may not be able or willing to pay future dividends.

Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with covenants contained in the New Credit Agreement. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to the New Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. Unforeseen events or situations could cause non‑compliance with these covenants, or cause the Board of Directors to discontinue or reduce the amount of any future dividend payment.

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

Anti‑takeover provisions in our organizational documents and under Delaware law may impede or discourage a takeover, which could cause the market price of our common stock to decline.

We are a Delaware corporation, and the anti‑takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders, which, under certain circumstances, could reduce the market price of our common stock. In addition, protective provisions in our Restated Certificate of Incorporation and Amended and Restated Bylaws or the implementation by our Board of Directors of a stockholder rights plan could prevent a takeover, which could harm our stockholders.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected, and may in the future adversely affect, the market price of our common stock. Among the factors that could affect our stock price are:

•	changes in financial estimates and buy/sell recommendations by securities analysts or our failure to meet analysts’ revenue or earnings estimates;
•	actual or anticipated variations in our operating results;
•	our earnings releases and financial performance;
•	market conditions in our industry and the general state of the securities markets;

•	fluctuations in the stock price and operating results of our competitors;
•	actions by institutional stockholders;
•	investor perception of us and the industry and markets in which we operate;
•	general economic conditions in the United States and Canada;
•	international disorder and instability in foreign financial markets, including but not limited to potential sovereign defaults; and
•	other factors described in “Risk Factors.”

A cybersecurity incident could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations. We also use mobile devices and other online activities to connect with our employees and our customers. Such uses of technology give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, if the Company in the future pursues acquisitions or new initiatives that require expanding or improving our information technologies, this may result in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Further, despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Additional Risks of Our Environmental Services Business

A significant portion of our business depends upon non‑recurring event cleanup projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2017, approximately 22% of our T&D revenue was derived from Event Business projects. The one‑time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry‑specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. This variability can cause significant quarter‑to‑quarter and year‑to‑year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions. A reduction in the number and size of new cleanup projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

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

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self‑insured exposure from potential claims. We are self‑insured for employee health‑care coverage. Stop‑loss insurance is carried covering liability on claims in excess of $200,000 per individual. Accrued costs related to the self‑insured health care coverage were $1.1 million and $1.0 million at December 31, 2017 and 2016, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self‑insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self‑insured retention. We are also insured for losses or damage to third party property or people subject to a $100,000 self‑insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2017, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post‑closure activities expire in April 2018 and December 2018 for covered U.S. operating facilities (dedicated state‑controlled closure and post‑closure funds provide financial assurance for our Washington and Nevada facilities). We continue to use self‑funded trust accounts for our post‑closure obligations at our U.S. non‑operating sites. We use commercial surety bonds for our Canadian operations that expire in November and December 2018, respectively. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post‑closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2017, we have provided collateral of $5.8 million in funded trust agreements, $12.0 million in surety bonds, issued $2.7 million in letters of credit for financial assurance and have insurance policies of approximately $87.4 million for closure and post‑closure obligations at covered U.S. operating facilities. We have $752,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

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

We operate in the United States and Canada but report revenue, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the Canadian dollar are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of non‑cash translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are further subject to the risk of transaction losses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

We are subject to risks associated with operating in a foreign country.

Our Canadian subsidiaries’ facilities are located in Blainville, Québec and Tilbury, Ontario, Canada and use the Canadian dollar as their functional currency. International operations are subject to risks that may have material adverse effects on our financial condition and results of operations. The risks that our international operations are subject to include, among other things:

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

Additional Risks of Our Field & Industrial Services Business

A significant portion of our Field & Industrial Services segment depends upon the demand for cleanup of spills and other remedial projects and regulatory developments over which we have no control.

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

Acquisitions involve multiple risks. Our inability to successfully integrate an acquired business could have a material adverse effect on our financial condition and results of operations. These risks include but are not limited to:

•	failure of the acquired company to achieve anticipated revenues, earnings or cash flows;
•	assumption of liabilities, including those related to environmental matters, that were not disclosed to us or that exceed our estimates;
•	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical or financial problems;
•	potential compliance issues relating to the protection of health and the environment, compliance with securities laws and regulations, adequacy of internal controls and other matters;
•	diversion of management’s attention or other resources from our existing business;
•	risks associated with entering markets or product/service areas in which we have limited prior experience;

•	increases in working capital investment to fund the growth of acquired operations;
•	unexpected capital expenditures to upgrade waste handling or other infrastructure or replace equipment to operate safely and efficiently;
•	potential loss of key employees and customers of the acquired company; and
•	future write‑offs of intangible and other assets, including goodwill, if the acquired operations fail to generate sufficient cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal physical properties and facilities at December 31, 2017 owned or leased by us. We believe that our existing properties are in good condition and suitable for conducting our business.

Location	Segment	Function	Own/Lease
Beatty, Nevada	Environmental Svcs.	Waste treatment and landfill disposal	Lease
Robstown, Texas	Environmental Svcs.	Waste treatment, landfill disposal and recycling	Own
Grand View, Idaho	Environmental Svcs.	Waste treatment and landfill disposal	Own
Belleville, Michigan	Environmental Svcs.	Waste treatment and landfill disposal	Own
Blainville, Québec, Canada	Environmental Svcs.	Waste treatment and landfill disposal	Own/Lease
Richland, Washington	Environmental Svcs.	Landfill disposal	Sublease
Detroit, Michigan	Environmental Svcs.	Waste treatment	Own
Canton, Ohio	Environmental Svcs.	Waste treatment and recycling	Own
Harvey, Illinois	Environmental Svcs.	Waste treatment	Own
York, Pennsylvania	Environmental Svcs.	Waste treatment	Own
Tulsa, Oklahoma	Environmental Svcs.	Waste treatment	Own
Romulus, Michigan	Environmental Svcs.	Recycling	Own
Mt. Airy, North Carolina	Environmental Svcs.	Waste treatment	Own
Tilbury, Ontario, Canada	Environmental Svcs.	Waste treatment	Own
Vernon, California	Environmental Svcs.	Waste treatment	Own
Sulligent, Alabama	Field & Industrial Svcs.	Field and industrial waste management	Own
Tampa, Florida	Field & Industrial Svcs.	Field and industrial waste management	Own
Taylor, Michigan	Field & Industrial Svcs.	Field and industrial waste management	Own
Bayonne, New Jersey	Field & Industrial Svcs.	Field and industrial waste management	Lease
Atlanta, Georgia	Field & Industrial Svcs.	Field and industrial waste management	Lease
Wrentham, Massachusetts	Field & Industrial Svcs.	Field and industrial waste management	Own
Boise, Idaho	Corporate	Corporate Office	Lease
Livonia, Michigan	Corporate	Regional Office	Lease

In addition to the principal physical properties detailed in the table above, the Company owns or leases a number of smaller (less than 20,000 sq. ft.) properties supporting our Field & Industrial Services segment.

The following table provides additional information for our treatment facilities with onsite landfills including total acreage owned or controlled by us at each facility, estimated amount of permitted airspace available at each facility, the estimated amount of non‑permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2017.

		Permitted	Non‑Permitted	Estimated
	Total	Airspace	Airspace	Life
Location	Acreage	(Cubic Yards)	(Cubic Yards)	(Years)
Beatty, Nevada(1)	480	8,372,147	—	33
Robstown, Texas(2)	873	658,713	—	2
Grand View, Idaho(3)	1,411	10,354,623	18,100,000	233
Belleville, Michigan(4)	455	11,829,818	—	30
Blainville, Québec, Canada(5)	350	5,432,637	—	29
Richland, Washington(6)	100	547,125	—	38
Total		37,195,063	18,100,000

(1)

Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. The facility operates through an operating agreement with the State of Nevada on 480 acres owned by the State. In 2016, the facility secured permit modifications from the Nevada Division of Environmental Protection and the USEPA authorizing the construction of a new landfill unit at the facility. The first phase of this new landfill was completed in 2017. In April 2007, we renewed our lease with the State of Nevada as a year‑to‑year periodic tenancy until (i) that area reaches full capacity and can no longer accept waste (an estimated life of 33 years using 2017 volume); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post‑closure costs.

(2)

Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 633 acres of adjacent land for future expansion. We also own 174 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006. In January 2018, the Texas Commission of Environmental Quality approved our permit for landfill expansion onto 180 acres of our adjacent land that we anticipate will add approximately 10 million cubic yards, or 30 years, of future airspace.

(3)

Our Grand View, Idaho facility, purchased in 2001, is located on 1,252 acres of Company‑owned land approximately 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility that provides a clay source for site operations (liner construction and waste treatment). We also own 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal facility. This site has two enclosed rail‑to‑truck waste transfer facilities located adjacent to the main line of the Union Pacific Railroad.

(4)

Our Belleville, Michigan facility began operations in 1957 and began disposing of waste in the onsite landfill in 1969. The facility is located on 455 acres owned by the Company approximately 30 miles from Detroit, Michigan. We also own 12 acres of land nine miles from the facility adjacent to a rail line where we have operated a rail transfer station since 1998.

(5)

Our Blainville, Québec, Canada facility has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. The facility includes an indoor hazardous and industrial waste treatment and storage facility and a rail transfer station located on 25 acres adjacent to a 325 acre disposal site. The treatment processing facility is on land owned by the Company. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Québec with a term through 2018 and one five‑year renewal option. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five‑year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non‑soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the five‑year permit period. The Province assesses fees to fund a dedicated government trust account to pay for post‑closure costs at the disposal site.

(6)

Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased by the State of Washington from the federal government on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. We sublease this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State in 2005 for ten years with four ten‑year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility’s intended operating life is equal to the period of the sublease. The State assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long‑term care after the facility closes. The State maintains separate, dedicated trust funds for future closure and post‑closure costs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by our regulators for non‑compliance. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of January 17, 2018, there were approximately 14,079 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2017		2016
	High	Low	High	Low
First Quarter	$54.00	$44.95	$44.68	$29.89
Second Quarter	$52.90	$44.95	$49.39	$40.62
Third Quarter	$55.00	$45.85	$48.84	$42.13
Fourth Quarter	$55.75	$44.50	$50.25	$38.00

Dividend History

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2017		2016
	Per		Per
	share	Dollars	share	Dollars
First Quarter	$0.18	$3,922	$0.18	$3,918
Second Quarter	0.18	3,927	0.18	3,917
Third Quarter	0.18	3,929	0.18	3,919
Fourth Quarter	0.18	3,933	0.18	3,919
Total	$0.72	$15,711	$0.72	$15,673

On January 2, 2018, the Company declared a dividend of $0.18 per common share for stockholders of record on January 19, 2018. The dividend was paid from cash on hand on January 26, 2018 in an aggregate amount of $3.9 million.

Pursuant to the New Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. No events of default under the New Credit Agreement have occurred to date.

Stock Performance Graph

The following graph compares the five‑year cumulative total return on our common stock with the comparable five‑year cumulative total returns of the NASDAQ Composite Index and Dow Jones Waste & Disposal Services Index for the period from the end of fiscal 2012 to the end of fiscal 2017. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Stockholder Return(1) Among

US Ecology, Inc., NASDAQ Composite Index and

Dow Jones Waste & Disposal Services Index

			Dow Jones
			US Waste &
		Nasdaq	Disposal
Date	US Ecology, Inc.	Composite	Services Index
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	$160.59	$141.63	$124.94
December 31, 2014	$176.60	$162.09	$142.12
December 31, 2015	$162.95	$173.33	$148.07
December 31, 2016	$223.69	$187.19	$179.38
December 31, 2017	$235.44	$242.29	$210.02

(1)	Total return assuming $100 invested on December 31, 2012 and reinvestment of dividends on the day they were paid.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10‑K pursuant to Item 201(e) of Regulation S‑K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to compensation plans under which our equity securities are authorized for issuance is discussed in Item 12 of Part III of this Annual Report on Form 10‑K.

Issuer Purchases of Equity Securities

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the year ended December 31, 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the year ended December 31, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2017	—	$—	—	$25,000,000
February 1 to 28, 2017	—	—	—	25,000,000
March 1 to 31, 2017 (1)	1,569	48.50	—	25,000,000
April 1 to 30, 2017	—	—	—	25,000,000
May 1 to 31, 2017	—	—	—	25,000,000
June 1 to 30, 2017 (1)	44	50.95	—	25,000,000
July 1 to 31, 2017	—	—	—	25,000,000
August 1 to 31, 2017 (1)	889	48.50	—	25,000,000
September 1 to 30, 2017	—	—	—	25,000,000
October 1 to 31, 2017	—	—	—	25,000,000
November 1 to 30, 2017	—	—	—	25,000,000
December 1 to 31, 2017	—	—	—	25,000,000
Total	2,502	$48.54	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2017 (3)	2016	2015 (2)	2014 (1)	2013
Revenue	$504,042	$477,665	$563,070	$447,411	$201,126
Impairment charges	8,903	—	6,700	—	—
Operating income	59,758	70,029	71,631	72,450	52,931
Foreign currency gain (loss)	516	(138)	(2,196)	(1,499)	(2,327)
Income tax (benefit) expense	(6,395)	21,049	21,244	22,814	17,996
Net income	$49,365	$34,252	$25,611	$38,236	$32,151
Earnings per share—basic:	$2.27	$1.58	$1.18	$1.78	$1.73
Earnings per share—diluted:	$2.25	$1.57	$1.18	$1.77	$1.72
Shares used in earnings per share calculation:
Basic	21,758	21,704	21,637	21,537	18,592
Diluted	21,902	21,789	21,733	21,655	18,676
Dividends paid per share	$0.72	$0.72	$0.72	$0.72	$0.54
Total assets	$802,076	$776,400	$771,987	$910,047	$300,556
Working capital (4)	$81,127	$52,774	$54,516	$76,869	$85,356
Long‑term debt	$277,000	$277,362	$293,740	$384,381	$—
Stockholders’ equity	$324,077	$280,024	$256,135	$251,337	$231,538
Adjusted EBITDA (5)	$113,810	$112,786	$125,450	$108,976	$71,186

(1)	2014 financial data reflects the acquisition of EQ on June 17, 2014.
(2)	2015 financial data reflects the divestiture of Allstate on November 1, 2015.
(3)	2017 financial data reflects a net income tax benefit of $23.8 million, primarily as a result of the re-measurement of certain deferred tax assets and liabilities following the passage of the Tax Act.
(4)	Calculated as current assets minus current liabilities.
(5)

We define Adjusted EBITDA as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post‑closure liabilities, foreign currency gain/loss, non‑cash impairment charges, gain/loss on divestiture and other income/expense. See “Adjusted EBITDA” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion of Adjusted EBITDA and a reconciliation to the most directly comparable GAAP measure, net income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non‑hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology’s comprehensive knowledge of the waste business, its collection of waste management facilities and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long‑lasting relationships.

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

On November 1, 2015, we sold our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services—This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non‑hazardous waste at Company‑owned landfill, wastewater and other treatment facilities.

Field & Industrial Services—This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10‑day transfer facilities. Services include on‑site management, waste characterization, transportation and disposal of non‑hazardous and hazardous waste. This segment also provides specialty services such as high‑pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period‑to‑period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes.

The composition of the Environmental Services segment T&D revenues by waste generator industry for the years ended December 31, 2017 and 2016 were as follows:

	% of Treatment
	and Disposal
	Revenue(1)
	for the Years
	Ended
	December 31,
Generator Industry	2017	2016
Chemical Manufacturing	17%	13%
Metal Manufacturing	16%	16%
Broker / TSDF	13%	15%
General Manufacturing	13%	14%
Refining	11%	11%
Government	6%	6%
Utilities	4%	4%
Mining, Exploration and Production	3%	3%
Waste Management & Remediation	3%	2%
Transportation	2%	3%
Other (2)	12%	13%

(1)	Excludes all transportation service revenue
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries

We also categorize our Environmental Services T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source.

Base Business consists of waste streams from ongoing industrial activities and tends to be reoccurring in nature. We define Event Business as non‑recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. The duration of Event Business projects can last from a several-week cleanup of a contaminated site to a multiple year cleanup project.

During 2017, Base Business revenue growth was up 5% compared to 2016. Base Business revenue was approximately 78% of total 2017 T&D revenue, down from 82% in 2016. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2017, approximately 22% of our T&D revenue was derived from Event Business projects. The one‑time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry‑specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

This variability can also cause significant quarter‑to‑quarter and year‑to‑year differences in revenue, gross profit, gross margin, operating income and net income. While we pursue many projects months or years in advance of work performance, cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project‑specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation‑related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value‑added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company‑owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short‑term rentals. These Company‑owned railcars also help us to win business during times of demand‑driven railcar scarcity.

The increased waste volumes resulting from projects won through this bundled service strategy further drive operating leverage benefits inherent to the disposal business, increasing profitability. While waste treatment and other variable costs are project‑specific, the incremental earnings contribution from large and small projects generally increases as overall disposal volumes increase. Based on past experience, management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin. We intend to continue aggressively bidding bundled transportation and disposal services based on this proven strategy.

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Adverse conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off‑site waste shipments, maintenance, waste cleanup projects and other work. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. Spending by government agencies may be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

Our results of operations have been affected by certain significant events during the past three fiscal years including, but not limited to:

2017 Events

Goodwill and Nonamortizing Intangible Asset Impairment Charges: Based on the results of the Company’s annual assessment of goodwill and indefinite-lived intangible assets, during the fourth quarter we recorded a $5.5 million goodwill impairment charge in our Resource Recovery reporting unit and a $3.4 million impairment charge on the indefinite-lived intangible waste collection, recycling and resale permit associated with our Resource Recovery business. See Note 12 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Tax Cuts and Jobs Act of 2017: On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated a provisional amount of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this Annual Report on Form 10-K and, as a result, recorded a $23.8 million net income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. See Note 16 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Write-off of Deferred Financing Costs: In connection with the refinancing of the Company’s outstanding debt, we wrote off certain unamortized deferred financing costs and original issue discount that were to be amortized to interest expense in future periods through a one-time charge of $5.5 million to interest expense in the second quarter of 2017. See Note 15 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

2016 Events

Divestiture of Augusta, Georgia Facility:  On April 5, 2016, we completed the divestiture of our Augusta, Georgia facility for cash proceeds of $1.9 million. The Augusta, Georgia facility was reported as part of our Environmental Services segment. Sales, net income and total assets of the Augusta, Georgia facility are not material to our consolidated financial position or results of operations in any period presented. We recognized a $1.9 million pre‑tax gain on the divestiture of the Augusta, Georgia facility, which is included in Other income (expense) in our consolidated statements of operations for the year ended December 31, 2016.

Acquisition of Environmental Services Inc.:  On May 2, 2016, the Company acquired 100% of the outstanding shares of Environmental Services Inc., (“ESI”), an environmental services company based in Tilbury, Ontario, Canada. The total purchase price was $4.9 million, net of cash acquired, and was funded with cash on hand. Revenues and total assets of ESI are not material to our consolidated financial position or results of operations. We recorded $1.5 million of intangible assets and $1.0 million of goodwill on the consolidated balance sheets as a result of the acquisition. Definite‑lived intangibles will be amortized over a weighted average life of approximately 14 years. Goodwill and indefinite‑lived intangibles are tested for impairment at least annually.

Acquisition of Vernon, California Facility:  On October 1, 2016, the Company acquired the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC. The total purchase price was $5.0 million and was funded with cash on hand. Revenues and total assets of the Vernon, California facility are not material to our consolidated financial position or results of operations. We recorded $3.2 million of intangible assets and $354,000 of goodwill on the consolidated balance sheets as a result of the acquisition. Definite‑lived intangibles will be amortized over a weighted average life of approximately 20 years. Goodwill and indefinite‑lived intangibles are tested for impairment at least annually.

2015 Events

Sale of Allstate Power Vac, Inc. (“Allstate”) and Goodwill Impairment:  On November 1, 2015, we sold our Allstate subsidiary to a private investor group for cash proceeds of $58.8 million. Allstate represented the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this divestiture and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non‑cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. We recognized a pre‑tax loss on the divestiture of Allstate, including transaction‑related costs, of $542,000 in the fourth quarter of 2015. In the second quarter of 2016, we received additional cash proceeds of $827,000 in settlement of final post‑closing adjustments and recognized an additional $178,000 pre‑tax gain. Gains and losses related to the sale of Allstate are included in Other income (expense) in our consolidated statements of operations. Cash proceeds from the transaction were used to repay debt. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information on the sale of Allstate.

Results of Operations

Our operating results and percentage of revenues for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,						2017 vs. 2016		2016 vs. 2015
$s in thousands	2017	%	2016	%	2015	%	$ Change	% Change	$ Change	% Change
Revenue
Environmental Services	$366,308	73%	$337,771	71%	$359,040	64%	$28,537	8%	$(21,269)	(6)%
Field & Industrial Services	137,734	27%	139,894	29%	204,030	36%	(2,160)	(2)%	(64,136)	(31)%
Total	504,042	100%	477,665	100%	563,070	100%	26,377	6%	(85,405)	(15)%
Gross Profit
Environmental Services	134,968	37%	126,818	38%	137,633	38%	8,150	6%	(10,815)	(8)%
Field & Industrial Services	18,159	13%	20,777	15%	33,777	17%	(2,618)	(13)%	(13,000)	(38)%
Total	153,127	30%	147,595	31%	171,410	30%	5,532	4%	(23,815)	(14)%
Selling, General & Administrative Expenses
Environmental Services	24,185	7%	21,418	6%	22,752	6%	2,767	13%	(1,334)	(6)%
Field & Industrial Services	9,278	7%	10,115	7%	21,961	11%	(837)	(8)%	(11,846)	(54)%
Corporate	51,003	n/m	46,033	n/m	48,366	n/m	4,970	11%	(2,333)	(5)%
Total	84,466	17%	77,566	16%	93,079	17%	6,900	9%	(15,513)	(17)%
Adjusted EBITDA
Environmental Services	146,371	40%	139,698	41%	150,067	42%	6,673	5%	(10,369)	(7)%
Field & Industrial Services	14,709	11%	16,342	12%	21,388	10%	(1,633)	(10)%	(5,046)	(24)%
Corporate	(47,270)	n/m	(43,254)	n/m	(46,005)	n/m	(4,016)	9%	2,751	(6)%
Total	$113,810	23%	$112,786	24%	$125,450	22%	$1,024	1%	$(12,664)	(10)%

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post‑closure liabilities, foreign currency gain/loss, non‑cash impairment charges, gain/loss on divestiture and other income/expense. The reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
$s in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net Income	$49,365	$34,252	$25,611	$15,113	44%	$8,641	34%
Income tax (benefit) expense	(6,395)	21,049	21,244	(27,444)	(130)%	(195)	(1)%
Interest expense	18,157	17,317	23,370	840	5%	(6,053)	(26)%
Interest income	(62)	(96)	(65)	34	(35)%	(31)	48%
Foreign currency (gain) loss	(516)	138	2,196	(654)	(474)%	(2,058)	(94)%
Loss (gain) on divestiture	—	(2,034)	542	2,034	(100)%	(2,576)	(475)%
Other income	(791)	(597)	(1,267)	(194)	32%	670	(53)%
Impairment charges	8,903	—	6,700	8,903	n/m	(6,700)	(100)%
Depreciation and amortization of plant and equipment	28,302	25,304	27,931	2,998	12%	(2,627)	(9)%
Amortization of intangibles	9,888	10,575	12,307	(687)	(6)%	(1,732)	(14)%
Stock-based compensation	3,933	2,925	2,297	1,008	34%	628	27%
Accretion and non-cash adjustment of closure & post-closure liabilities	3,026	3,953	4,584	(927)	(23)%	(631)	(14)%
Adjusted EBITDA	$113,810	$112,786	$125,450	$1,024	1%	$(12,664)	(10)%

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
•

Although depreciation and amortization charges are non‑cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

2017 Compared to 2016

Revenue

Total revenue increased 6% to $504.0 million in 2017, compared with $477.7 million in 2016.

Environmental Services

Environmental Services segment revenue increased 8% to $366.3 million in 2017, compared to $337.8 million in 2016. T&D revenue increased 8% in 2017, primarily as a result of a 23% increase in project‑based Event Business revenue and a 5% increase in Base Business revenue. Transportation and logistics service revenue increased 8% in 2017 compared to 2016, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed increased 7% in 2017 compared to 2016.

T&D revenue from recurring Base Business waste generators increased 5% in 2017 compared to 2016 and comprised 78% of total T&D revenue. During 2017, increases in Base Business T&D revenue from the chemical manufacturing, refining, general manufacturing, and “Other” industry groups were partially offset by decreases in T&D revenue from Base Business in the broker/TSDF industry group.

T&D revenue from Event Business waste generators increased 23% in 2017 compared to 2016 and comprised 22% of total T&D revenue. The increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the chemical manufacturing, metal manufacturing, government and “Other” industry groups, partially offset by lower T&D revenue from the general manufacturing industry group. The increase in revenue from the chemical manufacturing industry group is primarily attributable to a large East Coast remedial cleanup project. The decrease in revenue from the general manufacturing industry group is primarily attributable to lower Event Business volume.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by waste generator industry for 2017 compared to 2016:

T&D Revenue Growth
2017 vs. 2016
Chemical Manufacturing	37%
Waste Management & Remediation	23%
Government	14%
Mining and E&P	12%
Refining	11%
Other	9%
Metal Manufacturing	8%
General Manufacturing	-2%
Transportation	-6%
Utilities	-7%
Broker / TSDF	-8%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 2% to $137.7 million in 2017 compared with $139.9 million in 2016. The decrease in Field & Industrial Services segment revenue is primarily attributable to the expiration of a contract that was not renewed or replaced and softer overall market conditions for industrial and remediation services.

Gross Profit

Total gross profit increased 4% to $153.1 million in 2017, up from $147.6 million in 2016. Total gross margin was 30% for 2017 compared with 31% for 2016.

Environmental Services

Environmental Services segment gross profit increased 6% to $135.0 million in 2017, up from $126.8 million in 2016. This increase primarily reflects higher T&D volumes in 2017 compared to 2016. Total segment gross margin was 37% for 2017 compared with 38% for 2016. T&D gross margin was 40% for 2017 compared with 42% for 2016. The decrease in T&D gross margin is primarily attributable to the impact of the temporary closure of one of our treatment facilities due to wind damage and incremental costs associated with the hurricanes in the Gulf Coast and Florida that impacted our operations in 2017.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 13% to $18.2 million in 2017, down from $20.8 million in 2016. Total segment gross margin was 13% for 2017 compared with 15% for 2016. The decrease in segment gross margin is attributable to lower route density in our small quantity generation services due to a contract that was not renewed in late 2016 and a less favorable service mix for our industrial and remediation services in 2017 compared to 2016.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $84.5 million, or 17% of total revenue, in 2017 compared with $77.6 million, or 16% of total revenue, in 2016.

Environmental Services

Environmental Services segment SG&A increased 13% to $24.2 million, or 7% of segment revenue, in 2017 compared with $21.4 million, or 6% of segment revenue, in 2016, primarily reflecting higher labor and incentive compensation costs, higher property tax expenses and lower gains on sale of assets, partially offset by lower bad debt expense and higher insurance proceeds in 2017 compared to 2016.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 8% to $9.3 million, or 7% of segment revenue, in 2017 compared with $10.1 million, or 7% of segment revenue, in 2016. The decrease in segment SG&A primarily reflects lower bad debt expense and higher insurance proceeds, partially offset by higher labor and incentive compensation costs in 2017 compared to 2016.

Corporate

Corporate SG&A was $51.0 million, or 10% of total revenue, in 2017 compared with $46.0 million, or 10% of total revenue, in 2016, primarily reflecting higher labor and incentive compensation costs in 2017 compared to 2016.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2017 was -14.9% compared to 38.1% in 2016.  The decrease was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years beginning after December 31, 2017, and imposes a deemed repatriation tax on previously untaxed accumulated earnings and profits of foreign subsidiaries. We re-measured our net deferred tax assets and liabilities and recorded a provisional benefit of $25.2 million to our income tax expense. We also recorded a provisional charge of $1.4 million to our income tax expense for the deemed repatriation transition tax. While we are able to make reasonable estimates of the impact of the reduction in the corporate income tax rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service (“IRS”), and actions we may take. We are continuing to gather additional information to determine the final impact.  The decrease in the effective income tax rate was also attributable to a higher proportion of earnings from our Canadian operations in 2017 which are taxed at a lower corporate tax rate, partially offset by non-recurring non-deductible impairment charges as well as a higher effective state tax rate driven by changes in apportionment of income between the various states in which we operate. As of December 31, 2017, we have exhausted all of our federal net operating loss carry forwards (“NOLs”) and have approximately $8.9 million in state and local NOLs for which we maintain a substantial valuation allowance. We maintain a valuation allowance on state and local NOLs when we no longer do business within a state or locality or determine it is unlikely that we will utilize these NOLs in the future. We consider it more likely than not that we will not utilize the majority of these NOLs in the future.

Interest expense

Interest expense was $18.2 million in 2017 compared with $17.3 million in 2016. The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time non-cash charge of $5.5 million to interest expense in the second quarter of 2017. This increase is partially offset by a lower effective interest rate under the New Credit Agreement compared to the Former Credit Agreement and reduced debt levels in 2017 compared to 2016.

Foreign currency gain (loss)

We recognized a $516,000 non‑cash foreign currency gain in 2017 compared with a $138,000 non‑cash foreign currency loss in 2016. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Canadian subsidiaries’ facilities are located in Blainville, Québec and Tilbury, Ontario, Canada and use the Canadian dollar (“CAD”) as their functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third‑party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2017, we had $21.4 million of intercompany loans subject to currency revaluation.

Gain on divestiture

Other income in 2016 includes approximately $2.0 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased to $28.3 million in 2017 compared with $25.3 million in 2016, primarily reflecting additional depreciation expense on assets placed in service in 2017.

Amortization of intangibles

Intangible assets amortization expense was $9.9 million in 2017 compared with $10.6 million in 2016.

Stock‑based compensation

Stock‑based compensation expense increased 34% to $3.9 million in 2017, compared with $2.9 million 2016 as a result of an increase in equity‑based awards granted to employees.

Accretion and non‑cash adjustment of closure and post‑closure liabilities

Accretion and non‑cash adjustment of closure and post‑closure liabilities decreased to $3.0 million in 2017 compared with $4.0 million in 2016, primarily reflecting non-cash adjustments to post-closure liabilities recorded in 2017 due to changes in cost estimates associated with closed sites.

Impairment charges

Based on the results of our annual assessment of goodwill and indefinite-lived intangible assets, we recorded a $5.5 million goodwill impairment charge in our Resource Recovery reporting unit and a $3.4 million impairment charge on the indefinite-lived intangible waste collection, recycling and resale permit of our Resource Recovery business. See Note 12 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information.

2016 Compared to 2015

Revenue

Total revenue decreased 15% to $477.7 million in 2016, compared with $563.1 million in 2015.

Environmental Services

Environmental Services segment revenue decreased 6% to $337.8 million in 2016, compared to $359.0 million in 2015. T&D revenue decreased 5% in 2016, primarily as a result of a 30% decrease in project‑based Event Business. Transportation and logistics service revenue decreased 8% in 2016 compared to 2015, reflecting fewer Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed decreased 14% in 2016 compared to 2015.

T&D revenue from recurring Base Business waste generators increased 2% in 2016 compared to 2015 and comprised 82% of total T&D revenue. During 2016, increases in Base Business T&D revenue from the refining, “Other”, utilities and general manufacturing industry groups were partially offset by decreases in T&D revenue from Base Business in the chemical manufacturing and broker/TSDF industry groups.

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

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by waste generator industry for 2016 compared to 2015:

T&D Revenue Growth
2016 vs. 2015
Other	15%
General Manufacturing	14%
Waste Management & Remediation	10%
Utilities	9%
Refining	0%
Metal Manufacturing	-3%
Broker / TSDF	-3%
Mining and E&P	-4%
Transportation	-5%
Government	-28%
Chemical Manufacturing	-35%

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

Selling, General and Administrative Expenses (“SG&A”)

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

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2016 was 38.1% compared to 45.3% in 2015. The decrease reflects nonrecurring non-deductible goodwill impairment charges incurred in 2015, a nondeductible loss on the sale of the Allstate business recorded during 2015 and a decrease in our U.S. effective tax rate, driven by a lower overall effective state tax rate. The lower effective state tax rate was driven by changes in apportionment of income and deferred taxes between the various states in which we operate. The decrease in the effective tax rate was partially offset by a lower proportion of earnings from our Canadian operations in 2016, which are taxed at a lower corporate tax rate. As of December 31, 2016, we had approximately $17,000 in federal NOLs acquired from EQ. As of December 31, 2016, we had approximately $12.7 million in state and local NOLs for which we maintain a substantial valuation allowance. We maintain a valuation allowance on state and local NOLs when we no longer do business within a state or locality or determine it is unlikely that we will utilize these NOLs in the future. We consider it more likely than not that we will not utilize the majority of these NOLs in the future.

Interest expense

Interest expense was $17.3 million in 2016 compared with $23.4 million in 2015. The decrease is primarily due to $291,000 of incremental non‑cash amortization of deferred financing fees associated with debt principal payments in 2016 compared with $2.4 million of incremental amortization in 2015. The remaining decrease is attributable to lower debt levels in 2016 compared with 2015.

Foreign currency gain (loss)

We recognized a $138,000 non‑cash foreign currency loss in 2016 compared with a $2.2 million non‑cash foreign currency loss in 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Canadian subsidiaries’ facilities are located in Blainville, Québec and Tilbury, Ontario, Canada and use the Canadian dollar (“CAD”) as their functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third‑party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2016, we had $20.8 million of intercompany loans subject to currency revaluation.

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

Stock‑based compensation

Stock‑based compensation expense increased 27% to $2.9 million in 2016, compared with $2.3 million 2015 as a result of an increase in equity‑based awards granted to employees.

Accretion and non‑cash adjustment of closure and post‑closure liabilities

Accretion and non‑cash adjustment of closure and post‑closure liabilities was $4.0 million in 2016 compared with $4.6 million in 2015.

Impairment charges

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group. Allstate represented the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non‑cash goodwill impairment charge of $6.7 million in the second quarter of 2015. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information on the sale of Allstate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the new senior secured credit agreement (the “New Credit Agreement”). At December 31, 2017, we had $27.0 million in cash and cash equivalents immediately available and $216.7 million of borrowing capacity available under the New Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the New Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. In 2017, net cash provided by operating activities was $81.0 million. This primarily reflects net income of $49.4 million, non‑cash depreciation, amortization and accretion of $41.2 million, non‑cash impairment charges of $8.9 million, amortization and write-off of debt issuance costs of $6.0 million, a decrease in income taxes receivable of $4.1 million, share‑based compensation expense of $3.9 million, an increase in income taxes payable of $3.9 and an increase in accrued salaries and benefits of $3.4 million, partially offset by a decrease in deferred income taxes of $25.3 million, an increase in accounts receivable of $13.9 million, and a decrease in closure and post-closure obligations of $1.8 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in receivables is primarily attributable to the timing of customer payments. Changes in income taxes receivable and payable are primarily attributable to the timing of income tax payments. Changes in deferred income taxes are primarily attributable to the re-measurement of our deferred tax assets and liabilities based on the provisions of the Tax Act.

Days sales outstanding were 77 days as of December 31, 2017, compared to 73 days as of December 31, 2016.

In 2016, net cash provided by operating activities was $74.6 million. This primarily reflects net income of $34.3 million, non‑cash depreciation, amortization and accretion of $39.8 million, a decrease in accounts receivable of $10.9 million, share‑based compensation expense of $2.9 million, non‑cash amortization of debt issuance costs of $2.0 million, and a decrease in other assets of $1.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $7.7 million, a decrease in deferred income taxes of $2.7 million, the gain recognized on the divestiture of the Augusta, Georgia facility in April 2016, final closing adjustments on the Allstate divestiture of $2.0 million, and an increase in income taxes receivable of $2.0 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing of customer payments. Changes in income taxes receivable and payable are primarily attributable to the timing of income tax payments.

In 2015, net cash provided by operating activities was $71.5 million. This primarily reflects net income of $25.6 million, non‑cash depreciation, amortization and accretion of $44.8 million, non‑cash impairment charges of $6.7 million, a decrease in income taxes receivable of $4.8 million, non‑cash amortization of debt issuance costs of $4.4 million, unrealized foreign currency losses of $3.3 million, share‑based compensation expense of $2.3 million and a decrease in accounts receivable of $1.6 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.5 million, a decrease in closure and post‑closure obligations of $5.7 million, a decrease in deferred revenue of $4.4 million, a decrease in income taxes payable of $3.9 million and a decrease in deferred income taxes of $2.7 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant East Coast remedial cleanup project. The changes in income taxes receivable and payable are primarily attributable to the timing of income tax payments. The decrease in closure and post‑closure obligations is primarily attributable to payments made for closure and post‑closure activities primarily at our closed landfills.

Investing Activities. In 2017, net cash used in investing activities was $35.3 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Québec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

In 2016, net cash used in investing activities was $42.0 million, primarily related to capital expenditures of $35.7 million, the purchase of the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC for $5.0 million and the purchase of Environmental Services Inc., (“ESI”), for $4.9 million, net of cash acquired, partially offset by proceeds from the divestiture of our Augusta, Georgia facility for $2.7 million, net of cash divested. Significant capital projects included construction of additional disposal capacity at our Blainville, Québec, Canada, Beatty, Nevada and Robstown, Texas facilities and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

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

Financing Activities. During 2017, net cash used in financing activities was $26.3 million, consisting primarily of $283.0 million of repayment of the Company’s long-term debt under the Former Credit Agreement, $281.0 million of initial proceeds from the borrowing of long-term debt under the New Credit Agreement, $4.0 million of subsequent repayments of long-term debt under the New Credit Agreement, $15.7 million of dividend payments to our stockholders, $3.0 million of deferred financing costs associated with the New Credit Agreement and net payment activity on the Company’s short-term borrowings of $2.2 million.

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

Credit Facility

On April 18, 2017, the Company entered into the New Credit Agreement with Wells Fargo Bank, National Association, as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, which provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The New Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement). The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time charge of $5.5 million to interest expense in the second quarter of 2017.

At December 31, 2017, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.39%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $190.0 million, or 69%, of the Revolving Credit Facility borrowings as of December 31, 2017. The interest rate swap agreement continued to be effective following the termination of the Former Credit Agreement.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the New Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility.  At December 31, 2017, there were $277.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the New Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of December 31, 2017, there were no amounts outstanding subject to the Sweep Arrangement.

As of December 31, 2017, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

See Note 15 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information on the Company’s debt.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology’s contractual obligations at December 31, 2017 become due as follows:

	Payments Due by Period
$s in thousands	Total	2018	2019-2020	2021-2022	Thereafter
Closure and post-closure obligations(1)	$308,455	$2,250	$13,863	$11,261	$281,081
Operating lease commitments	14,654	5,046	5,275	2,407	1,926
Credit agreement obligations(2)	277,000	—	—	277,000	—
Interest expense(3)	39,258	9,563	18,763	10,932	—
Total contractual obligations	$639,367	$16,859	$37,901	$301,600	$283,007

(1)

For the purposes of the table above, closure and post‑closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post‑closure obligation extend to the year 2105.

(2)

At December 31, 2017, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the New Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment.

(3)

Interest expense has been calculated using the effective interest rate of 3.06% in effect at December 31, 2017 on the unhedged variable rate portion of the Revolving Credit Facility borrowings and 3.67% on the fixed rate hedged portion of the Revolving Credit Facility borrowings. The interest expense calculation reflects assumed payments on the  Revolving Credit Facility borrowings consistent with the disclosures in footnote (2) above.

Guarantees

We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business and have evaluated agreements that contain guarantees and indemnification clauses. These include tort indemnities, tax indemnities, indemnities against third‑party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities. We also indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of US Ecology or was serving at the request of US Ecology or any of its subsidiaries during their tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly‑owned subsidiaries to satisfy performance obligations, including closure and post‑closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities to the Company or any of its subsidiaries arising from these arrangements.

Environmental Matters

We maintain funded trusts agreements, surety bonds and insurance policies for future closure and post‑closure obligations at both current and formerly operated disposal facilities. These funded trust agreements, surety bonds and insurance policies are based on management estimates of future closure and post‑closure monitoring using engineering evaluations and interpretations of regulatory requirements which are periodically updated. Accounting for closure and post‑closure costs includes final disposal cell capping and revegetation, soil and groundwater monitoring and routine maintenance and surveillance required after a site is closed.

We estimate that our undiscounted future closure and post‑closure costs for all facilities was approximately $308.5 million at December 31, 2017, with a median payment year of 2061. Our future closure and post‑closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2017. These future closure and post‑closure estimates are discounted to their present value for financial reporting purposes using our credit‑adjusted risk‑free interest rate, which approximates our incremental long‑term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post‑closure costs. At December 31, 2017, our weighted‑average credit‑adjusted risk‑free interest rate was 5.9%. For financial reporting purposes, our recorded closure and post‑closure obligations were $76.1 million and $75.1 million as of December 31, 2017 and 2016, respectively.

Through December 31, 2017, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self‑funded restricted trusts.

U.S. Operating and Non‑Operating Facilities

We cover our closure and post‑closure obligations for our U.S. operating facilities through the use of third‑party insurance policies, surety bonds and standby letters of credit. Insurance policies covering our closure and post‑closure obligations expire in April 2018 and December 2018. Our total policy limits are approximately $87.4 million. At December 31, 2017 our trust accounts had $5.8 million for our closure and post‑closure obligations and are identified as Restricted cash and investments on our consolidated balance sheets.

All closure and post‑closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the respective State. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post‑closure obligations.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2017 we had $752,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November and December 2017 and expire in November and December 2018. Post‑closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per‑metric‑ton disposed fee by Stablex.

We expect to renew insurance policies and commercial surety bonds in the future. If we are unable to obtain adequate closure, post‑closure or environmental liability insurance and/or commercial surety bonds in future years, any partial or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.

Operation of disposal facilities creates operational, closure and post‑closure obligations that could result in unplanned monitoring and corrective action costs. We cannot predict the likelihood or effect of all such costs, new laws or regulations, litigation or other future events affecting our facilities. We do not believe that continuing to satisfy our environmental obligations will have a material adverse effect on our financial condition or results of operations.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates included in our critical accounting policies discussed below and those accounting policies and use of estimates discussed in Notes 2 and 3 to the Consolidated Financial Statements located in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K. We base our estimates on historical experience and on various assumptions and other factors we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We make adjustments to judgments and estimates based on current facts and circumstances on an ongoing basis. Historically, actual results have not deviated significantly from those determined using the estimates described below or in Notes 2 and 3 to the Consolidated Financial Statements located in “Part II, Item 8. Financial Statements and Supplementary Data” to this Annual Report on Form 10‑K. However, actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.

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

Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal or recycling of specified wastes. Waste treatment and disposal revenue is generally charged on a per‑ton or per‑yard basis based on contracted prices and is recognized when services are complete.

Field and industrial waste management services revenue results primarily from specialty onsite services such as high‑pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand‑alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill.

Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective local and/or state government entity and are not included in revenue. Revenue and associated costs from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a six‑year rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per‑unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro‑rata basis. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

Disposal Facility Accounting

We amortize landfill and disposal assets and certain related permits over their estimated useful lives. The units‑of‑consumption method is used to amortize landfill cell construction and development costs and asset retirement costs. Under the units‑of‑consumption method, we include costs incurred to date as well as future estimated construction costs in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we also include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill asset. If we determine that expansion capacity should no longer be considered in calculating the total remaining useful life of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense over the remaining estimated useful life of the landfill asset. If at any time we make the decision to abandon the expansion effort, the capitalized costs related to the expansion effort would be expensed in the period of abandonment.

Our landfill assets and liabilities fall into the following two categories, each of which require accounting judgments and estimates:

•	Landfill assets comprised of capitalized landfill development costs.
•	Disposal facility retirement obligations relating to our capping, closure and post‑closure liabilities that result in corresponding retirement assets.

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

To match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill asset on a units‑of‑consumption basis over its operating life, typically on a cubic yard or cubic meter of disposal space consumed. The landfill asset is fully amortized at the end of a landfill cell’s operating life. The per‑unit amortization rate is calculated by dividing the sum of the landfill asset net book value plus estimated future development costs (as described above) for the landfill cell, by the landfill cell’s estimated remaining disposal capacity. Amortization rates are influenced by the original cost basis of the landfill cell, including acquisition costs, which in turn is determined by geographic location and market values. We have secured significant landfill assets through business acquisitions and valued them at the time of acquisition based on fair value.

Included in the technical designs are factors that determine the ultimate disposal capacity of the landfill cell. These factors include the area over which the landfill cell will be developed, such as the depth of excavation, the height of the landfill cell elevation and the angle of the side‑slope construction. Landfill cell capacity used in the determination of amortization rates of our landfill assets includes both permitted and unpermitted disposal capacity. Unpermitted disposal capacity is included when management believes achieving final regulatory approval is probable based on our analysis of site conditions and interactions with applicable regulatory agencies.

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

We assess our long‑lived landfill assets for impairment when an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Examples of events or circumstances that may indicate impairment of any of our landfill assets include, but are not limited to, the following:

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

Disposal Facility Retirement Obligations

Disposal facility retirement obligations include the cost to close, maintain and monitor landfill cells and support facilities. As individual landfill cells reach capacity, we must cap and close the cells in accordance with the landfill cell permits. These capping and closure requirements are detailed in the technical design of each landfill cell and included as part of our approved regulatory permit. After the entire landfill cell has reached capacity and is certified closed, we must continue to maintain and monitor the landfill cell for a post‑closure period, which generally extends for 30 years. Costs associated with closure and post‑closure requirements generally include maintenance of the landfill cell and groundwater systems, and other activities that occur after the landfill cell has ceased accepting waste. Costs associated with post‑closure monitoring generally include groundwater sampling, analysis and statistical reports, transportation and disposal of landfill leachate, and erosion control costs related to the final cap.

We have a legally enforceable obligation to operate our landfill cells in accordance with the specific requirements, regulations and criteria set forth in our permits. This includes executing the approved closure/post‑closure plan and closing/capping the entire landfill cell in accordance with the established requirements, design and criteria contained in the permit. As a result, we record the fair value of our disposal facility retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For our individual landfill cells, the required closure and post‑closure obligations under the terms of our permits and our intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post‑closure activities once the landfill cell has reached capacity and is no longer accepting waste, discounted using a credit‑adjusted risk‑free rate. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit‑adjusted risk‑free rate that is used to calculate the recorded liability, with accretion charged to direct operating costs. Actual cash expenditures to perform closure and post‑closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Disposal facility retirement assets are capitalized as the related disposal facility retirement obligations are incurred. Disposal facility retirement assets are amortized on a units‑of‑consumption basis as the disposal capacity is consumed.

Our disposal facility retirement obligations represent the present value of current cost estimates to close, maintain and monitor landfills and support facilities as described above. Cost estimates are developed using input from independent engineers, internal technical and accounting managers, as well as our environmental management group’s interpretation of current legal and regulatory requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then inflate the current cost estimate by an inflation rate, estimated at December 31, 2017 to be 2.6%. Inflated current costs are then discounted using our credit‑adjusted risk‑free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post‑closure costs. Our weighted‑average credit‑adjusted risk‑free interest rate at December 31, 2017 was approximately 5.9%. Final closure and post‑closure obligations are currently estimated as being paid through the year 2105. During 2017 we updated several assumptions, including estimated costs and timing of closing our disposal cells. These updates resulted in a net decrease to our post‑closure obligations of $352,000.

We update our estimates of future capping, closure and post‑closure costs and of future disposal capacity for each landfill cell on an annual basis. Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor landfills and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in accretion and amortization rates which are applied prospectively over the remaining life of the asset. A hypothetical 1% increase in the inflation rate would increase our closure/post‑closure obligation by $16.9 million. A hypothetical 10% increase in our cost estimates would increase our closure/post‑closure obligation by $7.6 million.

Goodwill and Intangible Assets

As of December 31, 2017, the Company’s goodwill balance was $189.4 million. We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or failure to generate sufficient cash flows at the reporting unit. For example, field and industrial services represents an emerging business for the Company and has been the focus of a shift in strategy since the acquisition of EQ. Failure to execute on planned growth initiatives within this business could lead to the impairment of goodwill and intangible assets in future periods.

We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. At December 31, 2017, we had 14 reporting units, 8 of which had allocated goodwill.

Fair values are generally determined by using a market approach, applying a multiple of earnings based on guideline for publicly traded companies, an income approach, discounting projected future cash flows based on our expectations of the current and future operating environment, or a combination thereof. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired, and an impairment charge would be recognized during the period in which the determination has been made for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2017 indicated that the fair value of each of our reporting units was in excess of its respective carrying value, with the exception of the Resource Recovery reporting unit.

Our Resource Recovery reporting unit offers full-service storm water management and propylene glycol (“PG”) deicing fluid recovery at major airports. Recovered fluids are transported to our recycling facility in Romulus, Michigan where they are distilled and resold to industrial users. The Resource Recovery reporting unit also generates revenues from brokered PG sales and services revenues for PG collection at the airports we service. Weak PG commodity prices and reduced PG collection volumes at the airports we service negatively impacted the reporting unit’s prospective financial information in its discounted cash flow model and the reporting unit's estimated fair value. A longer-than-expected recovery in PG commodity pricing and PG collection volumes became evident during the fourth quarter of 2017 as management completed its 2018 budgeting cycle and updated the long-term projections for the reporting unit which, as a result, decreased the reporting unit’s anticipated future cash flows as compared to those estimated previously.

The estimated fair value of the Resource Recovery reporting unit was determined under an income approach using discounted projected future cash flows and then compared to the reporting unit’s carrying amount as of October 1, 2017. Based on the results of that comparison, the carrying amount of the Resource Recovery reporting unit, including $5.5 million of goodwill, exceeded the estimated fair value of the reporting unit by more than $5.5 million and, as a result, we recognized a $5.5 million impairment charge, representing the reporting unit’s entire goodwill balance, in the fourth quarter of 2017.

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

The result of the annual assessment of intangible assets with indefinite useful lives undertaken in the fourth quarter of 2017 indicated no impairment charges were required, with the exception of the indefinite-lived intangible waste collection, recycling and resale permit associated with our Resource Recovery business.

In performing the annual indefinite-lived intangible assets impairment test, the estimated fair value of the Resource Recovery business’ waste collection, recycling and resale permit was determined under an income approach using discounted projected future cash flows associated with the permit and then compared to the $3.7 million carrying amount of the permit as of October 1, 2017. Based on the results of that evaluation, the carrying amount of the permit exceeded the estimated fair value of the permit and, as a result, we recognized a $3.4 million impairment charge in the fourth quarter of 2017. The factors and timing contributing to the nonamortizing permit impairment charge were the same as the factors and timing described above with regards to the Resource Recovery reporting unit goodwill impairment charge.

We also review finite‑lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to assess whether a potential impairment exists, the assets’ carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis; (ii) a third‑party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the asset may not be recoverable occurred.

In the fourth quarter of 2017, we performed an assessment of the Resource Recovery business’ finite-lived tangible and intangible assets, as events indicated their carrying values may not be recoverable. The result of the assessment indicated no impairment charges were required.  Otherwise, no events or circumstances occurred during 2017 that would indicate that our finite‑lived tangible and intangible assets may be impaired, therefore no other impairment tests were performed during 2017 other than the annual assessment of goodwill and intangible assets with indefinite useful lives conducted in the fourth quarter of every year.

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Our interim goodwill impairment test which included both Step I and Step II analysis was performed and resulted in a non‑cash goodwill impairment charge of $6.7 million being recognized in the second quarter of 2015. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information on the sale of Allstate.

Our acquired permits and licenses generally have renewal terms of approximately 5‑10 years. We have a history of renewing these permits and licenses as demonstrated by the fact that each of the sites’ treatment permits and licenses have been renewed regularly since the facility began operations. We intend to continue to renew our permits and licenses as they come up for renewal for the foreseeable future. Costs incurred to renew or extend the term of our permits and licenses are recorded in Selling, general and administrative expenses in our consolidated statements of operations.

Share Based Payments

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units (“PSUs”) and other stock‑based awards or cash awards to officers, employees, consultants and non‑employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (“Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan.

As of December 31, 2017, we have PSUs outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three‑year performance period, based on total stockholder return relative to a set of peer companies and the S&P 600. The fair value of the PSUs is determined using a Monte Carlo simulation. Refer to Note 18 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for a summary of the assumptions utilized in the Monte Carlo valuation of awards granted during 2017, 2016 and 2015.

As of December 31, 2017, we have stock option awards outstanding under the 1992 Stock Option Plan for Employees (“1992 Employee Plan”) and the 2008 Stock Option Incentive Plan (“2008 Stock Option Plan”). Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2008 Stock Option Plan. The 2008 Stock Option Plan will remain in effect solely for the settlement of awards previously granted. In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding.

The determination of fair value of stock option awards on the date of grant using the Black‑Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 18 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for a summary of the assumptions utilized in 2017, 2016 and 2015. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Income Taxes

Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2017, we have deferred tax assets totaling approximately $15.9 million, a valuation allowance of $2.2 million and deferred tax liabilities totaling approximately $71.2 million.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated a provisional amount of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this Annual Report on Form 10-K and as a result has recorded $23.8 million as a net income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional benefit amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $25.2 million. The provisional expense amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.4 million based on cumulative foreign earnings of $26.7 million.

In connection with the Tax Act being signed into law on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the $25.2 million of the deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities and the $1.4 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations.  Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in 2018, when the analysis is complete. We expect to complete our analysis of the provisional items during the second half of 2018. The effects of other provisions of the Tax Act are being analyzed and are subject to change as additional information, guidance, and regulation becomes available.

See Note 16 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information regarding income taxes.

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2017, we did not have any ongoing, pending or threatened legal action that management believes, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly‑owned subsidiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2017, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the New Credit Agreement. Under the New Credit Agreement, Revolving Credit Facility borrowings incur interest at a base rate (as defined in the New Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the New Credit Agreement). On October 29, 2014, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. The interest rate swap agreement continued to be effective following the termination of the Former Credit Agreement. Under the terms of the swap, the Company pays interest at the fixed effective rate of 3.67% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of December 31, 2017, there were $277.0 million of revolving loans outstanding under the New Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the New Credit Agreement.

Based on the outstanding indebtedness of $277.0 million under the New Credit Agreement at December 31, 2017 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $945,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During 2017, our Canadian subsidiaries transacted approximately 61% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non‑cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third‑party bank debt. These intercompany loans are payable using CAD and are subject to mark‑to‑market adjustments with movements in the CAD. At December 31, 2017, we had $21.4 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During 2017, the CAD strengthened as compared to the USD resulting in a $1.4 million non‑cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of December 31, 2017, a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2017 would have generated a gain or loss of approximately $214,000 for the year ended December 31, 2017.

We had a total pre‑tax foreign currency gain of $516,000 for the year ended December 31, 2017. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US Ecology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 26, 2018

We have served as the Company’s auditor since 2009.

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$27,042	$7,015
Receivables, net	110,777	96,819
Prepaid expenses and other current assets	9,138	7,458
Income taxes receivable	—	4,076
Total current assets	146,957	115,368

Property and equipment, net	234,432	226,237
Restricted cash and investments	5,802	5,787
Intangible assets, net	222,812	234,356
Goodwill	189,373	193,621
Other assets	2,700	1,031
Total assets	$802,076	$776,400

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$14,868	$13,948
Deferred revenue	8,532	7,820
Accrued liabilities	22,888	22,605
Accrued salaries and benefits	14,242	10,720
Income taxes payable	2,970	165
Current portion of closure and post-closure obligations	2,330	2,256
Short-term borrowings	—	2,177
Current portion of long-term debt	—	2,903
Total current liabilities	65,830	62,594

Long-term closure and post-closure obligations	73,758	72,826
Long-term debt	277,000	274,459
Other long-term liabilities	3,828	5,164
Deferred income taxes, net	57,583	81,333
Total liabilities	477,999	496,376

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,849 and 21,780 shares issued, respectively	218	218
Additional paid-in capital	177,498	172,704
Retained earnings	155,533	121,879
Treasury stock, at cost, 3 and 7 shares, respectively	(68)	(52)
Accumulated other comprehensive loss	(9,104)	(14,725)
Total stockholders’ equity	324,077	280,024
Total liabilities and stockholders’ equity	$802,076	$776,400

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenue	$504,042	$477,665	$563,070
Direct operating costs	350,915	330,070	391,660
Gross profit	153,127	147,595	171,410
Selling, general and administrative expenses	84,466	77,566	93,079
Impairment charges	8,903	—	6,700
Operating income	59,758	70,029	71,631
Other income (expense):
Interest income	62	96	65
Interest expense	(18,157)	(17,317)	(23,370)
Foreign currency gain (loss)	516	(138)	(2,196)
Gain (loss) on divestiture	—	2,034	(542)
Other	791	597	1,267
Total other expense	(16,788)	(14,728)	(24,776)

Income before income taxes	42,970	55,301	46,855
Income tax expense (benefit)	(6,395)	21,049	21,244
Net income	$49,365	$34,252	$25,611

Earnings per share:
Basic	$2.27	$1.58	$1.18
Diluted	$2.25	$1.57	$1.18

Shares used in earnings per share calculation:
Basic	21,758	21,704	21,637
Diluted	21,902	21,789	21,733

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$49,365	$34,252	$25,611
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,046	1,379	(8,380)
Net changes in interest rate hedge, net of taxes of $985, $517, and ($539), respectively	1,575	962	(1,000)
Comprehensive income, net of tax	$54,986	$36,593	$16,231

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$49,365	$34,252	$25,611
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	8,903	—	6,700
Depreciation and amortization of property and equipment	28,302	25,304	27,931
Amortization of intangible assets	9,888	10,575	12,307
Accretion of closure and post-closure obligations	3,026	3,953	4,584
Unrealized foreign currency loss (gain)	(1,283)	65	3,271
Deferred income taxes	(25,309)	(2,704)	(2,714)
Share-based compensation expense	3,933	2,925	2,297
Loss (gain) on disposition of business	—	(2,034)	542
Net loss (gain) on disposition of assets	408	(569)	741
Amortization and write-off of debt issuance costs	6,009	2,006	4,428
Amortization and write-off of debt discount	667	148	148
Changes in assets and liabilities (net of effects of business acquisitions and divestitures):
Receivables	(13,861)	10,912	1,565
Income taxes receivable	4,121	(2,043)	4,830
Other assets	(1,328)	1,149	734
Accounts payable and accrued liabilities	2,012	(7,735)	(6,481)
Deferred revenue	617	(281)	(4,449)
Accrued salaries and benefits	3,420	(864)	(901)
Income taxes payable	3,921	49	(3,918)
Closure and post-closure obligations	(1,795)	(481)	(5,679)
Net cash provided by operating activities	81,016	74,627	71,547

Cash flows from investing activities:
Proceeds from divestitures (net of cash divested)	—	2,723	58,728
Purchases of property and equipment	(36,240)	(35,696)	(39,370)
Purchases of restricted cash and investments	(1,628)	(2,317)	(2,075)
Proceeds from sale of restricted cash and investments	1,613	2,278	2,057
Proceeds from sale of property and equipment	974	991	948
Business acquisitions (net of cash acquired)	—	(9,983)	—
Net cash provided by (used in) investing activities	(35,281)	(42,004)	20,288

Cash flows from financing activities:
Payments on long-term debt	(287,040)	(17,954)	(94,623)
Proceeds from long-term debt	281,000	—	—
Payments on short-term borrowings	(13,438)	(47,228)	(10,316)
Proceeds from short-term borrowings	11,260	49,405	10,316
Dividends paid	(15,711)	(15,673)	(15,612)
Proceeds from exercise of stock options	1,050	229	1,823
Deferred financing costs paid	(2,967)	—	—
Payment of equipment financing obligations	(377)	(179)	—
Other	(121)	(189)	54
Net cash used in financing activities	(26,344)	(31,589)	(108,358)

Effect of foreign exchange rate changes on cash	636	(8)	(459)
Increase (decrease) in cash and cash equivalents	20,027	1,026	(16,982)
Cash and cash equivalents at beginning of period	7,015	5,989	22,971
Cash and cash equivalents at end of period	$27,042	$7,015	$5,989

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
	Common		Additional			Other
	Shares	Common	Paid-In	Retained	Treasury	Comprehensive
	Issued	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2014	21,632,443	$216	$165,524	$93,301	$(18)	$(7,686)	$251,337
Net income	—	—	—	25,611	—	—	25,611
Other comprehensive loss	—	—	—	—	—	(9,380)	(9,380)
Dividend paid	—	—	—	(15,612)	—	—	(15,612)
Tax benefit of equity based awards	—	—	376	—	—	—	376
Share-based compensation	—	—	2,297	—	—	—	2,297
Stock option exercises	80,112	1	1,822	—	—	—	1,823
Repurchase of common stock: 6,150 shares	—	—	—	—	(317)	—	(317)
Issuance of restricted common stock	31,417	—	—	—	—	—	—
Issuance of restricted common stock from treasury shares	—	—	(146)	—	146	—	—
Balance at December 31, 2015	21,743,972	217	169,873	103,300	(189)	(17,066)	256,135
Net income	—	—	—	34,252	—	—	34,252
Other comprehensive income	—	—	—	—	—	2,341	2,341
Dividend paid	—	—	—	(15,673)	—	—	(15,673)
Tax benefit of equity based awards	—	—	85	—	—	—	85
Share-based compensation	—	—	2,925	—	—	—	2,925
Stock option exercises	11,856	—	229	—	—	—	229
Repurchase of common stock: 6,589 shares	—	—	—	—	(271)	—	(271)
Issuance of restricted common stock	23,888	1	—	—	—	—	1
Issuance of restricted common stock from treasury shares	—	—	(408)	—	408	—	—
Balance at December 31, 2016	21,779,716	218	172,704	121,879	(52)	(14,725)	280,024
Net income	—	—	—	49,365	—	—	49,365
Other comprehensive income	—	—	—	—	—	5,621	5,621
Dividend paid	—	—	—	(15,711)	—	—	(15,711)
Share-based compensation	—	—	3,933	—	—	—	3,933
Stock option exercises	43,175	—	1,047	—	—	—	1,047
Repurchase of common stock: 2,502 shares	—	—	—	—	(121)	—	(121)
Issuance of restricted common stock	26,274	—	(81)	—	—	—	(81)
Issuance of restricted common stock from treasury shares	—	—	(105)	—	105	—	—
Balance at December 31, 2017	21,849,165	$218	$177,498	$155,533	$(68)	$(9,104)	$324,077

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

US Ecology, Inc. was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010 the Company changed its name from American Ecology Corporation to US Ecology, Inc. US Ecology, Inc., through its subsidiaries, is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology, Inc. has been protecting the environment since 1952, with operations in the United States, Canada and Mexico. Throughout these financial statements words such as “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc. and its subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements are prepared on a consolidated basis. All inter‑company balances and transactions have been eliminated in consolidation. Our year‑end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with original maturities of 90 days or less at the date of acquisition. Cash and cash equivalents totaled $27.0 million and $7.0 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, we had $18.6 million and $4.8 million, respectively, of cash at our operations outside the United States.

Receivables

Receivables are stated at an amount management expects to collect. Based on management’s assessment of the credit history of the customers having outstanding balances and factoring in current economic conditions, management has concluded that potential unidentified losses on balances outstanding at year‑end will not be material.

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2017, were billed in the following month.

Restricted Cash and Investments

Restricted cash and investments of $5.8 million at December 31, 2017 and 2016, represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

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

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which approves our rates for disposal of low-level radioactive waste (“LLRW”). Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation, including facility maintenance, equipment replacement and related costs, and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. Refundable excess collections, if any,are recorded in Accrued liabilities in the consolidated balance sheets. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

Deferred Revenue

Revenue from waste that has been received but not yet treated or disposed or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight‑line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $14.8 million, $11.8 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We have material financial commitments for closure and post‑closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post‑closure monitoring based on RCRA and conforming state requirements and facility permits. RCRA requires that companies provide the responsible regulatory agency acceptable financial assurance for closure work and subsequent post‑closure monitoring of each facility for 30 years following closure. Estimates for final closure and post‑closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post‑closure care period. The present value of the estimated closure and post‑closure costs are accreted using the interest method of allocation to direct costs in our consolidated statements of operations so that 100% of the future cost has been incurred at the time of payment.

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

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter as of October 1 and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. See Note 3 for additional information related to the use of estimates in the Company’s goodwill impairment tests and Note 12 for additional information related to the $5.5 million goodwill impairment charge recorded in the fourth quarter of 2017.

Intangible Assets

Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our finite‑lived intangible assets using the straight‑line method over their estimated economic lives ranging from 1 to 45 years. We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. We also review both indefinite‑lived and finite‑lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. See Note 3 for additional information related to the use of estimates in the Company’s intangible assets impairment tests and Note 12 for additional information related to the $3.4 million indefinite-lived intangible asset impairment charge recorded in the fourth quarter of 2017.

Our acquired permits and licenses generally have renewal terms of approximately 5-10 years. We have a history of renewing these permits and licenses as demonstrated by the fact that each of the sites’ treatment permits and licenses have been renewed regularly since the facility began operations.  We intend to continue to renew our permits and licenses as they come up for renewal for the foreseeable future. Costs incurred to renew or extend the term of our permits and licenses are recorded in Selling, general and administrative expenses in our consolidated statements of operations.

Impairment of Long‑Lived Assets

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

Deferred Financing Costs

Deferred financing costs are amortized over the life of our new senior secured credit agreement (the “New Credit Agreement”). Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations.

Deferred financing costs associated with the New Credit Agreement were $3.4 million, net of accumulated amortization and have been recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets as of December 31, 2017.

Deferred financing costs associated with our Former Term Loan were $5.0 million, net of accumulated amortization and have been recorded to Long-term debt in the consolidated balance sheets as of December 31, 2016. Deferred financing costs associated with our Former Revolving Credit Facility were $1.4 million, net of accumulated amortization and have been recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets as of December 31, 2016.

The Company wrote off certain unamortized deferred financing costs and original issue discount associated with the Former Credit Agreement that were to be amortized to interest expense in future periods through a one-time charge of $5.5 million to Interest expense in the second quarter of 2017.

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

Foreign Currency

Our Canadian operations’ functional currency is the Canadian dollar (“CAD”). Assets and liabilities are translated to U.S. dollars (“USD”) at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of our Canadian subsidiaries into USD are included in stockholders' equity as a component of Accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are re‑measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  A liability for uncertain tax positions is recorded in our consolidated financial statements on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position taken will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. As facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Our tax returns are subject to audit by the Internal Revenue Service (“IRS”), various states in the U.S. and the Canadian Revenue Agency.

Insurance

Accrued costs for our self‑insured health care coverage were $1.1 million and $1.0 million at December 31, 2017 and 2016, respectively.

Earnings Per Share

Basic earnings per share is calculated based on the weighted‑average number of outstanding common shares during the applicable period. Diluted earnings per share is based on the weighted‑average number of outstanding common shares plus the weighted‑average number of potential outstanding common shares. Potential common shares that would increase earnings per share or decrease loss per share are anti‑dilutive and are excluded from earnings per share computations. Earnings per share is computed separately for each period presented.

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in our consolidated balance sheets. Treasury shares are reissued using the weighted average cost method for determining the cost of the shares reissued. The difference between the cost of the shares reissued and the issuance price is added or deducted from additional paid‑in capital.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This ASU amends the guidance in Accounting Standards Codification (“ASC”) 220 on the reclassification of certain tax effects from accumulated other comprehensive income. The primary purpose of the ASU is to address industry concerns related to the application of ASC 740 to certain provisions of the new tax reform legislation also known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. An entity will apply this guidance to each period in which the effect of the Tax Act (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. The Company plans to adopt this pronouncement on January 1, 2018 and does not expect the impact on its consolidated financial statements to be material.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under accounting principles generally accepted in the United States (“GAAP”), we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, the Company recorded provisional amounts.  Where the Company was not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any provisional amounts related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” The guidance is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU 2017-04 on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is based on the EITF’s consensuses reached on Issue 16-A. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. The Company will adopt this pronouncement on January 1, 2018, using a retrospective adoption method. Upon adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year amounts presented on the statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance must be applied retrospectively to all periods presented. The Company will adopt this pronouncement on January 1, 2018, using a retrospective adoption method and does not expect the impact on its consolidated financial statements to be material.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This ASU requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the consolidated statements of cash flows. Additionally, ASU 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. The amendments in this ASU became effective in the first quarter of 2017. The Company adopted this ASU on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements. We have elected to account for forfeitures as they occur. Adoption of the ASU did not result in any cumulative effect adjustments to retained earnings or other components of stockholders’ equity as of the date of adoption, as well as there were no retrospective adjustments to our consolidated cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt this ASU using the modified retrospective method.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company will adopt the ASU, as amended, effective January 1, 2018.

To assess the impact of ASU 2014-09, we have read the amended guidance, attended trainings and have consulted with external accounting professionals on a regular basis to assist with the understanding and interpretation of the ASU to our revenue recognition. The Company completed its review of customer contracts in each of its operating segments for all significant service lines and has reached conclusions on key accounting assessments related to the ASU.  As a result of our analysis, we identified and implemented appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

The Company has concluded that the new guidance will not materially affect the timing and amount of revenue recognized. However, the presentation and disclosure requirements of the standard will result in expanded disclosures around the disaggregation of revenue among other new disclosures.

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

•

Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

•

Recovery of Long‑Lived Assets - We evaluate the recovery of our long‑lived assets periodically by analyzing our operating results and considering significant events or changes in the business environment.

•	Income Taxes - We assume the deductibility of certain costs in our income tax filings, estimate our income tax rate and estimate the future recovery of deferred tax assets.
•	Legal and Environmental Accruals - We estimate the amount of potential exposure we may have with respect to litigation and environmental claims and assessments.
•

Disposal Cell Development and Final Closure/Post‑Closure Amortization - We expense amounts for disposal cell usage and closure and post‑closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the closure and post‑closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for closure and post‑closure costs are developed using input from third‑party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post‑closure costs consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

•

Business Acquisitions - The Company records assets and liabilities of the acquired business at their fair values. Acquisition‑related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition. Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business acquisition.

•

Goodwill - We assess goodwill for impairment during the fourth quarter as of October 1 of each year or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the estimated fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Fair values are generally determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Failure to execute on planned growth initiatives within the related reporting units, coupled with the other factors mentioned above, could lead to the impairment of goodwill and other long-lived assets in future periods.

•

Intangible Assets - We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. Fair value is generally determined by considering an internally-developed discounted projected cash flow analysis. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the annual assessment occurs.

We also review finite‑lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally-developed discounted projected cash flow analysis; (ii) a third‑party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value is determined to be less than the carrying amount of the intangible assets, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the intangible assets may not be recoverable occurred.

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

Prior to the divesture, Allstate represented the majority of the industrial services business included in our Field & Industrial Services segment. As a result of this divestiture and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million in the second quarter of 2015. The sale of Allstate did not meet the requirements to be reported as a discontinued operation as defined in ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Loss before income taxes from Allstate of $4.9 million is reflected in the Company’s consolidated statements of operations for the year ended December 31, 2015 and includes a non-cash goodwill impairment charge of $6.4 million.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2015	$(14,028)	$(3,038)	$(17,066)
Other comprehensive income (loss) before reclassifications, net of tax	1,379	(1,121)	258
Amounts reclassified out of AOCI, net of tax (1)	—	2,083	2,083
Other comprehensive income, net	1,379	962	2,341
Balance at December 31, 2016	$(12,649)	$(2,076)	$(14,725)
Other comprehensive income before reclassifications, net of tax	4,046	45	4,091
Amounts reclassified out of AOCI, net of tax (2)	—	1,530	1,530
Other comprehensive income, net	4,046	1,575	5,621
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)

(1)

Before-tax reclassifications of $3.2 million ($2.1 million after-tax) for the year ended December 31, 2016 were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.2 million ($2.1 million after tax).

(2)

Before-tax reclassifications of $2.3 million ($1.5 million after-tax) for the year ended December 31, 2017 were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $1.8 million ($1.4 million after tax).

NOTE 7. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2017	2016	2015
Income taxes and interest paid:
Income taxes paid, net of receipts	$10,714	$25,729	$27,252
Interest paid	11,364	14,304	18,587
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	(352)	426	(349)
Capital expenditures in accounts payable	2,302	2,906	3,805
Acquisition of equipment with financing arrangements	531	1,156	—
Restricted stock issuances from treasury shares	105	408	127

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At December 31, 2017, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 consisted of the following:

	2017
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,396	$2,649	$—	$4,045
Money market funds (2)	1,757	—	—	1,757
Total	$3,153	$2,649	$—	$5,802

Liabilities:
Interest rate swap agreement (3)	$—	$638	$—	$638
Total	$—	$638	$—	$638

	2016
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$607	$3,473	$—	$4,080
Money market funds (2)	1,707	—	—	1,707
Total	$2,314	$3,473	$—	$5,787

Liabilities:
Interest rate swap agreement (3)	$—	$3,198	$—	$3,198
Total	$—	$3,198	$—	$3,198

(1)

We invest a portion of our Restricted cash and investments in fixed‑income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed‑income securities approximates our cost basis in the investments.

(2)

We invest a portion of our Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets.

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2017 and 2016.

NOTE 9. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2017, 2016 or 2015.

No customer accounted for more than 10% of total receivables as of December 31, 2017 or 2016.

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

Labor Concentrations

As of December 31, 2017, 27 employees were represented by the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE) on behalf of Local 9777 and Local 12-369; 117 employees at our Blainville, Québec, Canada facility were represented by the Communications, Energy and Paperworkers Union of Canada; 146 employees were represented by the Local 324 Operating Engineers Union; and 49 employees were represented by the International Brotherhood of Teamsters on behalf of Local 283, Local 560, and Local 728. As of December 31, 2017, our 1,233 other employees did not belong to a union.

NOTE 10. RECEIVABLES

Receivables as of December 31, 2017 and 2016 consisted of the following:

$s in thousands	2017	2016
Trade	$96,760	$84,487
Unbilled revenue	16,176	13,835
Other	637	831
Total receivables	113,573	99,153
Allowance for doubtful accounts	(2,796)	(2,334)
Receivables, net	$110,777	$96,819

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2017, 2016 and 2015 was as follows:

		Charged
	Balance at	(Credited) to	Recoveries
	Beginning of	Costs and	(Deductions/			Balance at
$s in thousands	Period	Expenses	Write-offs)	Adjustments		End of Period
Year ended December 31, 2017	$2,334	$704	$(255)	$13		$2,796
Year ended December 31, 2016	$3,226	$(186)	$(705)	$(1)		$2,334
Year ended December 31, 2015	$704	$2,224	$848	$(550)	(1)	$3,226

(1)Adjustment for the year ended December 31, 2015 relates to the sale of Allstate on November 1, 2015. For additional information on the sale of Allstate, see Note 5.

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 consisted of the following:

$s in thousands	2017	2016
Cell development costs	$142,144	$128,821
Land and improvements	36,499	34,285
Buildings and improvements	87,034	78,081
Railcars	17,299	17,299
Vehicles and other equipment	122,697	110,267
Construction in progress	23,334	24,392
Total property and equipment	429,007	393,145
Accumulated depreciation and amortization	(194,575)	(166,908)
Property and equipment, net	$234,432	$226,237

Depreciation and amortization expense was $28.3 million, $25.3 million and $27.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2017, were the result of our acquisitions of ESI and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016, EQ in 2014, Dynecol in 2012 and Stablex in 2010. Changes in goodwill for the years ended December 31, 2017 and 2016 were as follows:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2015	$147,692	$—	$44,131	$—	$191,823
ESI Acquisition	1,011	—	—	—	1,011
Vernon Acquisition	354	—	—	—	354
Foreign currency translation and other adjustments	433	—	—	—	433
Balance at December 31, 2016	149,490	—	44,131	—	193,621
Impairment charges	—	(5,457)	—	—	(5,457)
Foreign currency translation and other adjustments	1,209	—	—	—	1,209
Balance at December 31, 2017	$150,699	$(5,457)	$44,131	$—	$189,373

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

Fair values are generally determined by using a market approach, applying a multiple of earnings based on guideline for publicly traded companies, an income approach, discounting projected future cash flows based on our expectations of the current and future operating environment, or a combination thereof. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2017 indicated that the fair value of each of our reporting units was in excess of its respective carrying value, with the exception of the Resource Recovery reporting unit.

In performing the annual goodwill impairment test, the estimated fair value of the Resource Recovery reporting unit was determined under an income approach using discounted projected future cash flows and then compared to the reporting unit’s carrying amount as of October 1, 2017. Based on the results of that evaluation, the carrying amount of the Resource Recovery reporting unit, including $5.5 million of goodwill, exceeded the estimated fair value of the reporting unit by more than $5.5 million and, as a result, we recognized a $5.5 million impairment charge, representing the reporting unit’s entire goodwill balance, in the fourth quarter of 2017.

Our Resource Recovery reporting unit offers full-service storm water management and propylene glycol (“PG”) deicing fluid recovery at major airports. Recovered fluids are transported to our recycling facility where they are distilled and resold to industrial users. The Resource Recovery reporting unit also generates revenues from brokered PG sales and services revenues for PG collection at the airports we service. The factors contributing to the $5.5 million goodwill impairment charge principally related to weak PG commodity prices and reduced PG collection volumes at the airports we service, which negatively impacted the reporting unit’s prospective financial information in its discounted cash flow model and the reporting unit's estimated fair value. A longer-than-expected recovery in PG commodity pricing and PG collection volumes became evident during the fourth quarter of 2017 as management completed its 2018 budgeting cycle and updated the long-term projections for the reporting unit which, as a result, decreased the reporting unit’s anticipated future cash flows as compared to those estimated previously.

Intangible assets as of December 31, 2017 and 2016 consisted of the following:

	2017			2016
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$111,818	$(12,459)	$99,359	$110,341	$(9,462)	$100,879
Customer relationships	84,977	(20,168)	64,809	84,711	(14,519)	70,192
Technology - formulae and processes	7,250	(1,630)	5,620	6,770	(1,305)	5,465
Customer backlog	3,652	(1,291)	2,361	3,652	(926)	2,726
Tradename	4,318	(4,318)	—	4,318	(3,650)	668
Developed software	2,926	(1,319)	1,607	2,907	(994)	1,913
Non-compete agreements	748	(748)	—	747	(742)	5
Internet domain and website	540	(100)	440	540	(72)	468
Database	393	(153)	240	387	(118)	269
Total amortizing intangible assets	216,622	(42,186)	174,436	214,373	(31,788)	182,585
Nonamortizing intangible assets:
Permits and licenses	48,241	—	48,241	51,645	—	51,645
Tradename	135	—	135	126	—	126
Total intangible assets	$264,998	$(42,186)	$222,812	$266,144	$(31,788)	$234,356

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

The result of the annual assessment of intangible assets with indefinite useful lives undertaken in the fourth quarter of 2017 indicated no impairment charges were required, with the exception of the indefinite-lived intangible waste collection, recycling and resale permit associated with our Resource Recovery business.

In performing the annual indefinite-lived intangible assets impairment test, the estimated fair value of the Resource Recovery waste collection, recycling and resale permit was determined under an income approach using discounted projected future cash flows associated with the permit and then compared to the $3.7 million carrying amount of the permit as of October 1, 2017. Based on the results of that evaluation, the carrying amount of the permit exceeded the estimated fair value of the permit and, as a result, we recognized a $3.4 million impairment charge in the fourth quarter of 2017. The factors and timing contributing to the nonamortizing permit impairment charge were the same as the factors and timing described above with regards to the Resource Recovery reporting unit goodwill impairment charge.

In the fourth quarter of 2017, we performed an assessment of the Resource Recovery business’ finite-lived tangible and intangible assets, as events indicated their carrying values may not be recoverable. The result of the assessment indicated no impairment charges were required.

Amortization expense of amortizing intangible assets was $9.9 million, $10.6 million and $12.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation. Future amortization expense of amortizing intangible assets is expected to be as follows:

Expected
$s in thousands	Amortization
2018	$9,215
2019	9,215
2020	9,215
2021	9,215
2022	9,215
Thereafter	128,361
$174,436

NOTE 13. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching contribution equal to 55% of participant contributions up to 6% of eligible compensation. The Company contributed matching contributions to the Plan of $2.1 million, $1.9 million and $2.3 million in 2017, 2016 and 2015, respectively.

We also maintain the Stablex Canada Inc. Simplified Pension Plan (“the SPP”). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a Company contribution equal to 5% of their annual salary. The Company contributed $556,000, $507,000 and $515,000 to the SPP in 2017, 2016 and 2015, respectively.

Multi-Employer Defined Benefit Pension Plans

Certain of the Company’s wholly-owned subsidiaries acquired in connection with the acquisition of EQ on June 17, 2014 participate in three multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries’ union employees. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on stipulated rates per hours worked. Benefits under these plans are generally based on compensation levels and years of service.

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension
			Protection Act
			Certified
	Plan Employer	Plan	Zone Status
Name of Plan	ID Number	Number	2017	2016
Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red

The Company contributed $1.0 million and $933,000 to the Operating Engineers Local 324 Pension Fund (the “Local 324 Plan”) in 2017 and 2016, respectively. The Company also contributed $217,000 and $229,000 to other multi-employer plans in 2017 and 2016, respectively, which are excluded from the table above as they are not individually significant.

Based on information as of April 30, 2017 and 2016, the year end of the Local 324 Plan, the Company's contributions made to the Local 324 Plan represented less than 5% of total contributions received by the Local 324 Plan during the 2017 and 2016 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The certified zone status is as of the Local 324 Plan's year end of April 30, 2017 and 2016.

A financial improvement or rehabilitation plan, as defined under ERISA, was adopted by the Local 324 Plan on March 17, 2011 and the Rehabilitation Period began May 1, 2013.

As of December 31, 2017, 146 employees were employed under union collective bargaining agreements with the Local 324 Operating Engineers union. Our three remaining collective bargaining agreements expire on May 31, 2018, November 30, 2020 and April 30, 2022.

NOTE 14. CLOSURE AND POST‑CLOSURE OBLIGATIONS

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The States of Nevada and Washington and the Province of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2017 we had $752,000 in commercial surety bonds dedicated for closure obligations.

In accounting for closure and post-closure obligations, which represent our asset retirement obligations, we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure and post-closure costs taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2017. Inflated current costs are then discounted using our credit‑adjusted risk‑free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post‑closure costs. Our weighted‑average credit‑adjusted risk‑free interest rate at December 31, 2017 approximated 5.9%.

Changes to reported closure and post‑closure obligations for the years ended December 31, 2017 and 2016, were as follows:

$s in thousands	2017	2016
Closure and post-closure obligations, beginning of year	$75,082	$71,154
Accretion expense	3,026	3,953
Payments	(1,794)	(1,754)
Adjustments	(352)	1,697
Foreign currency translation	126	32
Closure and post-closure obligations, end of year	76,088	75,082
Less current portion	(2,330)	(2,256)
Long-term portion	$73,758	$72,826

Adjustment to the obligations represents changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2017 were primarily attributable to an $897,000 decrease in closure and post-closure obligations at our Grand View, Idaho operating facility due to a change in closure timing, partially offset by a $545,000 increase to the obligation for our Blainville, Québec, Canada operating facility associated with a newly-constructed disposal cell. The adjustments in 2016 were primarily attributable to a $1.3 million increase in post-closure obligations for our non-operating facilities due to changes in estimated post-closure costs and a $496,000 increase to the obligation for our Blainville, Québec, Canada operating facility associated with a newly-constructed disposal cell.

Changes in the reported closure and post‑closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheet, for the years ended December 31, 2017 and 2016 were as follows:

$s in thousands	2017	2016
Net closure and post-closure asset, beginning of year	$22,408	$23,043
Additions or adjustments to closure and post-closure asset	(352)	426
Amortization of closure and post-closure asset	(1,757)	(1,128)
Foreign currency translation	196	67
Net closure and post-closure asset, end of year	$20,495	$22,408

NOTE 15. DEBT

Long-term debt consisted of the following:

	December 31,
$s in thousands	2017	2016
Revolving credit facility	$277,000	$—
Former term loan	—	283,040
Unamortized discount and debt issuance costs	—	(5,678)
Total debt	277,000	277,362
Current portion of long-term debt	—	(2,903)
Long-term debt	$277,000	$274,459

Future maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of December 31, 2017 consist of the following:

$s in thousands	Maturities
2018	$—
2019	—
2020	—
2021	—
2022	277,000
Thereafter	—
$277,000

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

At December 31, 2017, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.39%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $190.0 million, or 69%, of the Revolving Credit Facility borrowings as of December 31, 2017. The interest rate swap agreement continued in place following the termination of the Former Credit Agreement. The critical terms of the interest rate swap and the forecasted transaction (periodic interest payments on the Company’s variable-rate debt) did not change as a result of the refinancing therefore the interest rate swap continues to qualify as a highly-effective cash flow hedge, with gains and losses deferred in accumulated other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the New Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the New Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At December 31, 2017, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the New Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of December 31, 2017, there were no amounts outstanding subject to the Sweep Arrangement.

As of December 31, 2017, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At December 31, 2017, we were in compliance with all of the financial covenants in the New Credit Agreement.

Former Credit Agreement

On June 17, 2014, the Company entered into a $540.0 million senior secured credit agreement with a syndicate of banks comprised of a $415.0 million term loan (the “Former Term Loan”) with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the “Former Revolving Credit Facility”) with a maturity date of June 17, 2019.

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

NOTE 16. INCOME TAXES

The components of the income tax expense consisted of the following:

$s in thousands	2017	2016	2015
Current:
U.S. Federal	$11,157	$17,866	$17,818
State	2,482	3,324	2,830
Foreign	5,398	2,459	3,279
Total current	19,037	23,649	23,927
Deferred:
U.S. Federal	(27,029)	(1,790)	(2,355)
State	2,323	(275)	125
Foreign	(726)	(535)	(453)
Total deferred	(25,432)	(2,600)	(2,683)
Income tax (benefit) expense	$(6,395)	$21,049	$21,244

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated a provisional amount of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and as a result has recorded $23.8 million as a net income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional benefit amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $25.2 million. The provisional expense amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.4 million based on cumulative foreign earnings of $26.7 million.

In connection with the Tax Act being signed into law on December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the $25.2 million of the deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities and the $1.4 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations.  Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in 2018 when the analysis is complete. We expect to complete our analysis of the provisional items during the second half of 2018. The effects of other provisions of the Tax Act are being analyzed and are subject to change as additional information, guidance, and regulation become available.

We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, prior to the enactment of the Tax Act, no U.S. income and foreign withholding taxes had been provided on such earnings. As a result of the Tax Act being signed into law on December 22, 2017 we recorded a provisional expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $1.4 million based on cumulative foreign earnings of $26.7 million.  Any actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.

We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, but we have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s consolidated statement of operations. This will result in increased volatility in the Company’s effective tax rate.

A reconciliation between the effective income tax rate and the applicable statutory federal and state income tax rate is as follows:

	2017	2016	2015
Taxes computed at statutory rate	35.0%	35.0%	35.0%
Impairment and loss on divestiture	4.4	—	5.7
State income taxes (net of federal income tax benefit)	2.9	3.3	4.0
Non-deductible transaction costs	—	0.2	0.3
Tax Cuts and Jobs Act of 2017	(55.4)	—	—
Foreign rate differential	(2.9)	(1.1)	(1.8)
Other	1.1	0.7	2.1
	(14.9)%	38.1%	45.3%

The components of the total net deferred tax assets and liabilities as of December 31, 2017 and 2016 consisted of the following:

$s in thousands	2017	2016
Deferred tax assets:
Net operating loss, foreign tax credit and capital loss carry forwards	$2,493	$3,307
Accruals, allowances and other	3,603	5,269
Environmental compliance and other site related costs	8,549	12,479
Unrealized foreign exchange gains and losses	1,120	2,153
Unrealized gains and losses on interest rate hedge	134	1,119
Total deferred tax assets	15,899	24,327
Less: valuation allowance	(2,242)	(3,058)
Net deferred tax assets	13,657	21,269
Deferred tax liabilities:
Property and equipment	(18,386)	(26,258)
Intangible assets	(51,575)	(74,731)
Other	(1,279)	(1,613)
Total deferred tax liabilities	(71,240)	(102,602)
Net deferred tax liability	$(57,583)	$(81,333)

All deferred tax assets and liabilities are recorded in Deferred income taxes, net on the consolidated balance sheets as of December 31, 2017 and 2016. In evaluating its ability to realize the deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.  The Company re-measured these non-current assets and liabilities at the applicable tax rate of 21% in accordance with the Tax Act. The re-measurement resulted in a total decrease in these net liabilities of $25.2 million.

As of December 31, 2017, we have no federal NOLs available to offset future income, and have approximately $8.9 million in state and local NOLs for which we maintain a substantial valuation allowance. We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of state and local NOLs for tax purposes. State and local NOLs expire between 2019 and 2036. At December 31, 2017 and 2016, we maintained a valuation allowance of approximately $182,000 and $278,000, respectively, for state NOLs that are not expected to be utilizable prior to expiration.

As of December 31, 2017, we have foreign tax credit carry forwards of approximately $1.4 million that expire starting in 2024. As of December 31, 2017, we have capital loss carry forwards of approximately $2.7 million that expire in 2020. We believe it is more likely than not the foreign tax credit and capital loss carry forwards will not be utilized and therefore maintain a valuation allowance on the entire balance.

The domestic and foreign components of Income (loss) before income taxes consisted of the following:

$s in thousands	2017	2016	2015
Domestic	$26,051	$47,859	$36,367
Foreign	16,919	7,442	10,488
Income before income taxes	$42,970	$55,301	$46,855

We apply the provisions of ASC 740 related to income tax uncertainties which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is require to meet before being recognized in the consolidated financial statements. As of December 31, 2017, we have no material unrecognized tax benefits.

We file a consolidated U.S. federal income tax return with the IRS as well as tax returns in various states, Canada, and Mexico.  The Company is subject to examination by the IRS for tax years 2014 through 2017.  EQ is subject to examination by the IRS for pre-acquisition tax year 2014.  We may be subject to examinations by various state and local taxing jurisdictions for tax years 2013 through 2017. The Company has no significant foreign jurisdiction audits underway. The tax years 2013 through 2017 remain subject to examination by foreign jurisdictions.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by our regulators for non‑compliance. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

We are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

Operating Leases

Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2017 are as follows:

$s in thousands	Payments
2018	$5,046
2019	3,721
2020	1,554
2021	1,301
2022	1,106
Thereafter	1,926
$14,654

Rental expense under operating leases was $7.6 million, $7.8 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 18. EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during 2017. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (“Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2017, 1,148,041 shares of common stock remain available for grant under the Omnibus Plan.

Performance Stock Units (PSUs)

We have PSU awards outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined based on total stockholder return relative to a set of peer companies, over a three-year performance period. Compensation expense is recorded over the awards' three-year vesting period.

A summary of our PSU activity is as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding as of December 31, 2016	19,463	$48.62
Granted	11,500	62.45
Vested	—	—
Cancelled, expired or forfeited	—	—
Outstanding as of December 31, 2017	30,963	$53.76

The fair value of PSUs is estimated as of the date of grant using a Monte Carlo simulation model. The grant date fair value of PSUs granted during 2017, 2016 and 2015 was $62.45, $41.22 and $65.78 per unit, respectively. Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted are as follows:

	2017		2016		2015
Stock price on grant date	$49.15		$35.05		$46.89
Expected term	3.0	years	3.0	years	2.6	years
Expected volatility	31%		29%		29%
Risk-free interest rate	1.5%		1.3%		0.9%
Expected dividend yield	1.5%		2.1%		1.5%

Stock Options

We have stock option awards outstanding under the 2008 Stock Option Incentive Plan (“2008 Stock Option Plan”) and the Omnibus Plan. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2008 Stock Option Plan. The 2008 Stock Option Plan will remain in effect solely for the settlement of awards previously granted. Stock options expire ten years from the date of grant and vest over a period ranging from three to five years from the date of grant. Vesting requirements for non-employee directors are contingent on attending a minimum of 75% of regularly scheduled board meetings during the year. Upon the exercise of stock options, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our stock option activity is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (Years)
Outstanding as of December 31, 2016	446,498	$36.49
Granted	38,087	49.27
Exercised	(49,200)	27.55
Cancelled, expired or forfeited	(5,656)	41.46
Outstanding as of December 31, 2017	429,729	$38.58	$5,335	7.0
Exercisable as of December 31, 2017	236,026	$37.33	$3,227	6.4

The weighted average grant date fair value of all stock options granted during 2017, 2016 and 2015 was $10.92, $8.19 and $11.83 per share, respectively. The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $1.0 million, $307,000 and $2.0 million, respectively. During 2017, option holders exercised 7,471 options via net share settlement.

The fair value of each stock option is estimated as of the date of grant using the Black‑Scholes option‑pricing model. Expected volatility is estimated based on an average of actual historical volatility and implied volatility corresponding to the stock option’s estimated expected term. We believe this approach to determine volatility is representative of future stock volatility. The expected term of a stock option is estimated based on analysis of stock options already exercised and foreseeable trends or changes in behavior. The risk‑free interest rates are based on the U.S. Treasury securities maturities as of each applicable grant date. The dividend yield is based on analysis of actual historical dividend yield.

The significant weighted‑average assumptions relating to the valuation of each option grant are as follows:

	2017		2016		2015
Expected life	3.8	years	3.8	years	3.6	years
Expected volatility	31%		31%		35%
Risk-free interest rate	1.5%		1.1%		1.2%
Expected dividend yield	1.7%		1.7%		1.6%

Restricted Stock

We have restricted stock awards outstanding under the 2006 Restricted Stock Plan and the Omnibus Plan. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2006 Restricted Stock Plan.

The 2006 Restricted Stock Plan will remain in effect solely for the settlement of awards previously granted. Generally, restricted stock awards vest annually over a three-year period. Vesting of restricted stock awards to non-employee directors is contingent on the non-employee director attending a minimum of 75% of regularly scheduled board meetings and 75% of the meetings of each committee of which the non‐employee director is a member during the year. Upon the vesting of restricted stock awards, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2016	55,201	$42.78
Granted	28,988	49.67
Vested	(17,231)	46.36
Cancelled, expired or forfeited	(257)	47.89
Outstanding as of December 31, 2017	66,701	$44.83

The total fair value of restricted stock vested during 2017, 2016 and 2015 was $868,000, $1.4 million and $1.4 million, respectively.

Restricted Stock Units

We have restricted stock unit awards outstanding under the Omnibus Plan. Each restricted stock unit represents the right to receive, on the settlement date, one share of the Company’s common stock. Generally, restricted stock unit awards vest annually over a three-year period. Upon the vesting of restricted stock unit awards, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our restricted stock unit activity is as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding as of December 31, 2016	19,930	$39.10
Granted	34,870	47.93
Vested	(6,456)	39.10
Cancelled, expired or forfeited	(1,193)	41.92
Outstanding as of December 31, 2017	47,151	$45.56

The total fair value of restricted stock units vested during 2017 was $314,000. No restricted stock units vested in 2016 or 2015.

Treasury Stock

During 2017, the Company issued 7,500 shares of restricted stock, under the Omnibus Plan, from our treasury stock at an average cost of $15.06 per share and repurchased 2,502 shares of the Company's common stock in connection with the net share settlement of employee equity awards at an average cost of $48.54 per share.

Share‑Based Compensation Expense

All share‑based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre‑tax share‑based compensation expense

(primarily included in Selling, general and administrative expenses in our consolidated statements of operations) and related tax benefits were as follows:

$s in thousands	2017	2016	2015
Share-based compensation from:
Stock options	$1,141	$1,123	$808
Restricted stock	1,505	1,272	1,375
Restricted stock units	716	216	—
Performance stock units	571	314	114
Total share-based compensation	3,933	2,925	2,297
Income tax benefit	(1,403)	(1,113)	(1,041)
Share-based compensation, net of tax	$2,530	$1,812	$1,256

Unrecognized Share‑Based Compensation Expense

As of December 31, 2017, there was $4.1 million of unrecognized compensation expense related to unvested share‑based awards granted under our share‑based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

NOTE 19. EARNINGS PER SHARE

	2017		2016		2015
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$49,365	$49,365	$34,252	$34,252	$25,611	$25,611
Weighted average basic shares outstanding	21,758	21,758	21,704	21,704	21,637	21,637

Dilutive effect of stock-based awards		144		85		96
Weighted average diluted shares outstanding		21,902		21,789		21,733

Earnings per share	$2.27	$2.25	$1.58	$1.57	$1.18	$1.18
Anti-dilutive shares excluded from calculation		103		249		192

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

Summarized financial information of our reportable segments for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$298,320	$10,999	$—	$309,319
Services Revenue:
Transportation and Logistics (1)	67,988	21,964	—	89,952
Industrial Cleaning (2)	—	17,760	—	17,760
Technical Services (3)	—	74,876	—	74,876
Remediation (4)	—	8,012	—	8,012
Other (5)	—	4,123	—	4,123
Total Revenue	$366,308	$137,734	$—	$504,042
Depreciation, amortization and accretion	$35,137	$5,578	$501	$41,216
Capital expenditures	$28,783	$4,206	$3,251	$36,240
Total assets	$609,174	$125,110	$67,792	$802,076

	2016
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Treatment & Disposal Revenue	$275,236	$12,582	$—	$287,818
Services Revenue:
Transportation and Logistics (1)	62,535	17,839	—	80,374
Industrial Cleaning (2)	—	21,021	—	21,021
Technical Services (3)	—	74,191	—	74,191
Remediation (4)	—	11,600	—	11,600
Other (5)	—	2,661	—	2,661
Total Revenue	$337,771	$139,894	$—	$477,665
Depreciation, amortization and accretion	$33,839	$5,481	$512	$39,832
Capital expenditures	$30,098	$2,572	$3,026	$35,696
Total assets	$599,300	$119,198	$57,902	$776,400

	2015
		Field &
	Environmental	Industrial
$s in thousands	Services	Services (6)	Corporate	Total
Treatment & Disposal Revenue	$291,062	$12,911	$—	$303,973
Services Revenue:
Transportation and Logistics (1)	67,978	29,060	—	97,038
Industrial Cleaning (2)	—	85,783	—	85,783
Technical Services (3)	—	67,479	—	67,479
Remediation (4)	—	6,734	—	6,734
Other (5)	—	2,063	—	2,063
Total Revenue	$359,040	$204,030	$—	$563,070
Depreciation, amortization and accretion	$34,870	$9,425	$527	$44,822
Capital expenditures	$29,823	$7,513	$2,034	$39,370
Total assets	$586,561	$124,127	$61,299	$771,987

(1)	Includes such services as collection, transportation and disposal of non-hazardous and hazardous waste.
(2)	Includes such services as industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, and refinery services such as tank cleaning and temporary storage.
(3)	Includes such services as Total Waste Management ("TWM") programs, retail services, laboratory packing, less-than-truck-load (“LTL”) service and Household Hazardous Waste ("HHW") collection.
(4)	Includes such services as site assessment, onsite treatment, project management and remedial action planning and execution.
(5)	Includes such services as emergency response and marine.
(6)	Financial data includes the operations of our Allstate business. We completed the divestiture of Allstate on November 1, 2015.

The primary financial measure used by management to assess segment performance is Adjusted EBITDA.  Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post‑closure liabilities, foreign currency gain/loss, non‑cash impairment charges, gain/loss on divestiture and other income/expense.  Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP.  Some of the limitations are:

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

A reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is as follows:

$s in thousands	2017	2016	2015
Net income	$49,365	$34,252	$25,611
Income tax (benefit) expense	(6,395)	21,049	21,244
Interest expense	18,157	17,317	23,370
Interest income	(62)	(96)	(65)
Foreign currency (gain) loss	(516)	138	2,196
Loss (gain) on divestiture	—	(2,034)	542
Other income	(791)	(597)	(1,267)
Impairment charges	8,903	—	6,700
Depreciation and amortization of plant and equipment	28,302	25,304	27,931
Amortization of intangibles	9,888	10,575	12,307
Stock-based compensation	3,933	2,925	2,297
Accretion and non-cash adjustment of closure & post-closure liabilities	3,026	3,953	4,584
Adjusted EBITDA	$113,810	$112,786	$125,450

Adjusted EBITDA, by operating segment, for the years ended December 31, 2017, 2016 and 2015 is as follows:

$s in thousands	2017	2016	2015
Adjusted EBITDA:
Environmental Services	$146,371	$139,698	$150,067
Field & Industrial Services	14,709	16,342	21,388
Corporate	(47,270)	(43,254)	(46,005)
Total	$113,810	$112,786	$125,450

Revenue and Long-Lived Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed for the years ended December 31, 2017, 2016 and 2015 were as follows:

$s in thousands	2017	2016	2015
United States	$434,511	$428,778	$521,092
Canada	69,531	48,887	41,978
Total revenue	$504,042	$477,665	$563,070

Long‑lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2017 and 2016 are as follows:

$s in thousands	2017	2016
United States	$396,066	$405,767
Canada	61,178	54,826
Total long-lived assets	$457,244	$460,593

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2017 and 2016 were as follows:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2017
Revenue	$110,234	$126,057	$134,054	$133,697	$504,042
Gross profit	31,873	35,896	37,733	47,625	153,127
Operating income	12,159	15,896	15,289	16,414	59,758
Net income	5,185	5,049	8,365	30,766	49,365
Earnings per share—diluted (1)	$0.24	$0.23	$0.38	$1.40	$2.25
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,845	21,890	21,931	21,927	21,902
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72
2016
Revenue	$113,318	$122,351	$124,824	$117,172	$477,665
Gross profit	35,208	36,906	39,354	36,127	147,595
Operating income	15,783	17,087	20,915	16,244	70,029
Net income	7,517	8,938	10,114	7,683	34,252
Earnings per share—diluted (1)	$0.35	$0.41	$0.46	$0.35	$1.57
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,745	21,790	21,804	21,814	21,789
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72

(1)Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 22. SUBSEQUENT EVENT

On January 2, 2018, the Company declared a dividend of $0.18 per common share for stockholders of record on January 19, 2018. The dividend was paid from cash on hand on January 26, 2018 in an aggregate amount of $3.9 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a‑15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Controls over Financial Reporting.

Management is responsible for and maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in Section 404 of Sarbanes‑Oxley Act of 2002 and related rules issued by the SEC requiring management to issue a report on its internal controls over financial reporting.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10‑K.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2017. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10‑K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S‑K.

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer. This code of ethics is available on our Web site at www.usecology.com. If we make any amendments to this code other than technical, administrative or other non‑substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report filed with the SEC.

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

The following table provides information as of December 31, 2017, about the common stock that has been issued under all of our equity compensation plans, including the Omnibus Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders. The Omnibus Plan, approved in May 2015, superseded our Previous Plans, and the Previous Plans remain in effect solely for the settlement of awards granted under the Previous Plans. The number of securities remaining available for future issuance presented in column (c) in the table below represents securities available under the Omnibus Plan only. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	574,544	$38.58	1,148,041
Equity compensation plans not approved by security holders	—	—	—
Total	574,544	$38.58	1,148,041

(1)	Includes 113,852 shares of unvested restricted stock awards and 30,963 performance stock units outstanding under the Omnibus Plan and 2006 Restricted Stock Plan.

(2)	The weighted‑average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning related transactions is presented under the heading “Certain Relationships and Related Transactions” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.
2)	Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 of this Annual Report.
3)	Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Index to Exhibits on page 100 hereof.

ITEM 16.  FORM 10‑K SUMMARY

None

Index to Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant’s
2.2	Stock Purchase Agreement among EQ Parent Company, Inc., EQ Group, LLC and US Ecology, Inc. dated April 6, 2014	2nd Qtr 2014 Form 10‑Q filed 8‑11‑2014
3.1	Restated Certificate of Incorporation	2009 Form 10‑K
3.3	Amended and Restated Bylaws	Form 8‑K filed 12‑11‑2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8‑K filed 7‑27‑2005
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10‑Q filed 8‑7‑2007
10.3	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4‑16‑2003
10.4	*2006 Restricted Stock Plan	Proxy Statement dated 3‑31‑2006
10.5	*2008 Stock Option Incentive Plan	Proxy Statement dated 4‑10‑2008
10.6	*Omnibus Incentive Plan	Proxy Statement dated 4‑15‑2015
10.7	*Executive Employment Agreement, dated February 25, 2016, between Jeffrey R. Feeler and US Ecology, Inc.	2015 Form 10‑K
10.8	Amended and Restated 2005 Non‑Employee Director Compensation Plan	2012 Form 10‑K
10.9	*Employment Agreement, effective February 25, 2016, between the Company and Eric L. Gerratt	2015 Form 10‑K
10.10	*Employment Agreement, effective February 25, 2016, between the Company and Steven D. Welling	2015 Form 10‑K
10.11	*Employment Agreement, effective February 25, 2016, between the Company and Simon G. Bell	2015 Form 10‑K
10.12	*Form of Indemnification Agreement between US Ecology, Inc. and each of the Company’s Directors and Officers	Form 8‑K filed 11‑12‑2014
10.13	*Employment Agreement, effective May 23, 2017, between the Company and Andrew Marshall	2nd Qtr 2017 Form 10-Q filed 7-31-17
10.14

Credit Agreement, dated April 18, 2017, by and among US Ecology, Inc., the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as issuing lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent and Bank of Montreal, PNC Bank, National Association and US Bank National Association, as co-documentation agents

Form 8‑K filed 4-20-2017
10.15	*US Ecology, Inc. 2015 Management Incentive Plan (Executive)	1st Qtr 2015 Form 10-Q filed 5-4-2015
10.16	*US Ecology, Inc. 2016 Management Incentive Plan (Executive)
10.17	*US Ecology, Inc. 2017 Management Incentive Plan (Executive)
12.1	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2017 Form 10‑K by Chief Executive Officer dated February 26, 2018

Exhibit No.	Description	Incorporated by Reference from Registrant’s
31.2	Certifications of December 31, 2017 Form 10‑K by Chief Financial Officer dated February 26, 2018
32.1	Certifications of December 31, 2017 Form 10‑K by Chief Executive Officer dated February 26, 2018
32.2	Certifications of December 31, 2017 Form 10‑K by Chief Financial Officer dated February 26, 2018
101

The following materials from the Annual Report on Form 10‑K of US Ecology, Inc. for the fiscal year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements

*Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.

By:	/s/ ERIC L. GERRATT
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2018.

/s/ JEFFREY R. FEELER	/s/ ERIC L. GERRATT
Jeffrey R. Feeler	Eric L. Gerratt
(Director) President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ SIMON G. BELL	/s/ STEVEN D. WELLING
Simon G. Bell	Steven D. Welling
Executive Vice President and Chief Operating Officer	Executive Vice President of Sales and Marketing

/s/ ANDREW P. MARSHALL	/s/ RONALD C. KEATING
Andrew P. Marshall	Ronald C. Keating
Executive Vice President of Regulatory Compliance & Safety	(Director)

/s/ STEPHEN A. ROMANO	/s/ JOE F. COLVIN
Stephen A. Romano	Joe F. Colvin
(Director)	(Director)

/s/ DANIEL FOX	/s/ KATINA DORTON
Daniel Fox	Katina Dorton
(Director)	(Director)

/s/ JOHN T. SAHLBERG	/s/ GLENN A. EISENBERG
John Sahlberg	Glenn A. Eisenberg
(Director)	(Director)