Form 10-Q
period 2018-03-31
US ECOLOGY, INC.
filed 2018-05-07
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

101 S. Capitol Blvd., Suite 1000
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

At May 2, 2018, there were 21,931,488 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$44,251	$27,042
Receivables, net	95,642	110,777
Prepaid expenses and other current assets	9,943	9,138
Income taxes receivable	565	—
Total current assets	150,401	146,957

Property and equipment, net	232,352	234,432
Restricted cash and investments	5,793	5,802
Intangible assets, net	219,806	222,812
Goodwill	188,883	189,373
Other assets	3,850	2,700
Total assets	$801,085	$802,076

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$11,380	$14,868
Deferred revenue	8,793	8,532
Accrued liabilities	20,715	22,888
Accrued salaries and benefits	11,763	14,242
Income taxes payable	3,149	2,970
Current portion of closure and post-closure obligations	2,333	2,330
Total current liabilities	58,133	65,830

Long-term closure and post-closure obligations	74,490	73,758
Long-term debt	277,000	277,000
Other long-term liabilities	3,082	3,828
Deferred income taxes, net	58,233	57,583
Total liabilities	470,938	477,999

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,931 and 21,849 shares issued, respectively	219	218
Additional paid-in capital	178,840	177,498
Retained earnings	160,838	155,533
Treasury stock, at cost, 8 and 3 shares, respectively	(370)	(68)
Accumulated other comprehensive loss	(9,380)	(9,104)
Total stockholders’ equity	330,147	324,077
Total liabilities and stockholders’ equity	$801,085	$802,076

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$120,059	$110,234
Direct operating costs	84,388	78,361
Gross profit	35,671	31,873
Selling, general and administrative expenses	22,232	19,714
Operating income	13,439	12,159
Other income (expense):
Interest income	24	10
Interest expense	(2,809)	(4,130)
Foreign currency gain (loss)	(14)	88
Other	2,123	137
Total other expense	(676)	(3,895)

Income before income taxes	12,763	8,264
Income tax expense	3,520	3,079
Net income	$9,243	$5,185

Earnings per share:
Basic	$0.42	$0.24
Diluted	$0.42	$0.24

Shares used in earnings per share calculation:
Basic	21,801	21,725
Diluted	21,957	21,845
Dividends paid per share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$9,243	$5,185
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,871)	439
Net changes in interest rate hedge, net of taxes of $425 and $288, respectively	1,595	534
Comprehensive income, net of tax	$8,967	$6,158

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,243	$5,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,605	6,633
Amortization of intangible assets	2,302	2,670
Accretion of closure and post-closure obligations	1,074	1,073
Unrealized foreign currency loss (gain)	654	(168)
Deferred income taxes	450	179
Share-based compensation expense	1,068	918
Net loss on disposition of assets	17	219
Amortization and write-off of debt issuance costs	202	504
Amortization and write-off of debt discount	—	37
Changes in assets and liabilities:
Receivables	14,947	2,991
Income taxes receivable	(573)	2,045
Other assets	(792)	(417)
Accounts payable and accrued liabilities	(4,163)	(2,577)
Deferred revenue	301	2,037
Accrued salaries and benefits	(2,432)	(124)
Income taxes payable	215	(61)
Closure and post-closure obligations	(288)	(271)
Net cash provided by operating activities	28,830	20,873

Cash flows from investing activities:
Purchases of property and equipment	(7,558)	(7,151)
Purchases of restricted investments	(498)	(2)
Proceeds from sale of restricted investments	417	—
Proceeds from sale of property and equipment	42	40
Net cash used in investing activities	(7,597)	(7,113)

Cash flows from financing activities:
Payments on long-term debt	—	(4,726)
Payments on short-term borrowings	—	(13,438)
Proceeds from short-term borrowings	—	11,260
Dividends paid	(3,937)	(3,923)
Proceeds from exercise of stock options	731	496
Payment of equipment financing obligations	(108)	(85)
Other	(313)	(74)
Net cash used in financing activities	(3,627)	(10,490)

Effect of foreign exchange rate changes on cash	(488)	29

Increase in Cash and cash equivalents and restricted cash	17,118	3,299
Cash and cash equivalents and restricted cash at beginning of period	28,799	8,722
Cash and cash equivalents and restricted cash at end of period	$45,917	$12,021

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	27,042	7,015
Restricted cash at beginning of period	1,757	1,707
Cash and cash equivalents and restricted cash at beginning of period	$28,799	$8,722
Cash and cash equivalents at end of period	44,251	10,309
Restricted cash at end of period	1,666	1,712
Cash and cash equivalents and restricted cash at end of period	$45,917	$12,021
Supplemental Disclosures:
Income taxes paid, net of receipts	$3,429	$886
Interest paid	$2,554	$3,618
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$245	$1,766
Restricted stock issued from treasury shares	$11	$—

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.     GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc. and its wholly-owned subsidiaries. All inter-company balances have been eliminated. Throughout these financial statements words such as “we,” “us,” “our,” “US Ecology” and “the Company” refer to US Ecology, Inc. and its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2018.

The Company’s consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated balance sheet as of that date.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This ASU amends the guidance in Accounting Standards Codification (“ASC”) 220 on the reclassification of certain tax effects from accumulated other comprehensive income. The primary purpose of the ASU is to address industry concerns related to the application of ASC 740 to certain provisions of the new tax reform legislation also known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). An entity will apply this guidance to each period in which the effect of the Tax Act (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. The Company plans to adopt this pronouncement in the second half of 2018 and does not expect the impact on its consolidated financial statements to be material.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business. We are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, the Company has recorded provisional amounts. For the three months ended March 31, 2018, the Company did not obtain additional information affecting the provisional amounts initially recorded. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is based on the Emerging Issues Task Force’s consensuses reached on Issue 16-A. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 as of January 1, 2018 using the retrospective adoption method. Restricted cash is now included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-15 as of January 1, 2018 using the retrospective adoption method. The only provision applicable to the Company relates to the treatment of proceeds from the settlement of insurance claims in connection with damaged property and equipment. There was no related impact on the classification of insurance settlement proceeds in the Company’s consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 2 for additional information.

NOTE 2.     REVENUES

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

As of January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605).

Adoption of the guidance did not materially affect the timing or amount of revenue recognized, and no cumulative effect adjustment was recognized as a result of initially applying Topic 606.

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We recognize revenue from three primary sources: 1) waste treatment, recycling and disposal services, 2) field and industrial waste management services, and 3) waste transportation services.

Our waste treatment and disposal customers are legally obligated to properly treat and dispose of their waste in accordance with local, state, and federal laws and regulations. As our customers do not possess the resources to properly treat and dispose of their waste independently, they contract with the Company to perform the services. Waste treatment, recycling, and disposal revenue results primarily from fixed fees charged to customers for treatment and/or disposal or recycling of specified wastes. Waste treatment, recycling, and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and is recognized over time as the services are performed. Our treatment and disposal services are generally performed as the waste is received and considered complete upon final disposal.

Field and industrial waste management services revenue results primarily from specialty onsite services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. We also provide hazardous waste packaging and collection services and total waste management solutions at customer sites and through our 10-day transfer facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Generally, the pricing in these types of contracts is fixed, but the quantity of services to be provided during the contract term is variable and revenues are recognized over the term of the agreements or as services are performed. As we have a right to consideration from our customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, we have applied the practical expedient to recognize revenue in the amount to which we have the right to invoice. Revenue is recognized on contracts with retainage when services have been performed and it is probable that a significant reversal in the amount of cumulative revenue recognized on the contracts will not occur.

Transportation and logistics revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customer or using expected cost plus margin. Transportation revenue is recognized over time as the waste is transported.

Taxes and fees collected from customers concurrent with revenue-producing transactions to be remitted to governmental authorities are excluded from revenue.

Our operations are managed in two reportable segments, Environmental Services and Field & Industrial Services, reflecting our internal reporting structure and nature of services offered. The operations not managed through our two reportable segments are recorded as Corporate. See Note 15 for additional information.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended March 31, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$72,301	$2,737	$75,038
Services Revenue:
Transportation and Logistics (2)	14,170	5,697	19,867
Industrial Cleaning (3)	—	3,505	3,505
Technical Services (4)	—	20,405	20,405
Remediation (5)	—	353	353
Other (6)	—	891	891
Revenue	$86,471	$33,588	$120,059

	Three Months Ended March 31, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$68,703	$2,637	$71,340
Services Revenue:
Transportation and Logistics (2)	12,600	5,320	17,920
Industrial Cleaning (3)	—	4,219	4,219
Technical Services (4)	—	15,662	15,662
Remediation (5)	—	606	606
Other (6)	—	487	487
Revenue	$81,303	$28,931	$110,234

(1)

We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended March 31, 2018 and 2017, approximately 17% and 16%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue was approximately 83% and 84% of our treatment and disposal revenue for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes such services as collection and transportation of non-hazardous and hazardous waste.
(3)	Includes such services as industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, and refinery services such as tank cleaning and temporary storage.
(4)

Includes such services as total waste management programs, retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Technical Services may extend beyond one year and a portion of the transactions price can be fixed.

(5)

Includes such services as site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.

(6)	Includes such services as emergency response and marine.

We provide services in the United States and Canada. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$74,986	$33,588	$108,574	$67,261	$28,931	$96,192
Canada	11,485	—	11,485	14,042	—	14,042
Total revenue	$86,471	$33,588	$120,059	$81,303	$28,931	$110,234

Deferred Revenue

We record deferred revenues when cash payments are received, or advance billings are charged, prior to performance of services. Deferred revenues include waste that has been received but not yet treated or disposed, which are recognized when services are performed. During the three months ended March 31, 2018, we recognized $6.3 million in revenues that were included in the deferred revenue balance at the beginning of the period.

Receivables

Our receivables include invoiced and unbilled amounts where the Company has an unconditional right to payment.

Principal versus Agent Considerations

The Company commonly contracts with third-parties to perform certain waste-related services that we have promised in our customer contracts. We consider ourselves the principal in these arrangements as we direct the timing, nature and pricing of the services ultimately provided by the third-party to the customer.

Costs to obtain a contract

The Company pays sales commissions to employees, which qualify as costs to obtain a contract. Sales commissions are expensed as incurred as the commissions are earned by the employee and paid by the Company over time as the related revenue is recognized.

Practical Expedients and Optional Exemptions

Our payment terms may vary based on type of service or customer; however, we do not adjust the promised amount of consideration in our contracts for the time value of money as payment terms extended to our customers do not exceed one year and are not considered a significant financing component in our contracts.

We do not disclose the value of unsatisfied performance obligations as contracts with an original expected length of more than one year and contracts for which we do not recognize revenue at the amount to which we have the right to invoice for services performed is insignificant and the aggregate amount of fixed consideration allocated to unsatisfied performance obligations is not material.

NOTE 3.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)
Other comprehensive income before reclassifications, net of tax	(1,871)	1,382	(489)
Amounts reclassified out of AOCI, net of tax (1)	—	213	213
Other comprehensive income, net	(1,871)	1,595	(276)
Balance at March 31, 2018	$(10,474)	$1,094	$(9,380)

(1)

Before-tax reclassifications of $273,000 ($213,000 after-tax) and $740,000 ($481,000 after-tax) for the three months ended March 31, 2018 and 2017, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $1.1 million ($862,000 after-tax).

NOTE 4.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2018 or 2017. No customer accounted for more than 10% of total trade receivables as of March 31, 2018 or December 31, 2017.

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

NOTE 5.     RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2018	2017
Trade	$78,622	$96,760
Unbilled revenue	18,640	16,176
Other	1,265	637
Total receivables	98,527	113,573
Allowance for doubtful accounts	(2,885)	(2,796)
Receivables, net	$95,642	$110,777

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2018, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2018
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,385	$2,742	$—	$4,127
Money market funds (2)	1,666	—	—	1,666
Interest rate swap agreement (3)	—	1,385	—	1,385
Total	$3,051	$4,127	$—	$7,178

	December 31, 2017
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,396	$2,649	$—	$4,045
Money market funds (2)	1,757	—	—	1,757
Total	$3,153	$2,649	$—	$5,802

Liabilities:
Interest rate swap agreement (3)	$—	$638	$—	$638
Total	$—	$638	$—	$638

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

(2)

We invest a portion of our Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. Money market funds are considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other assets and Other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.

NOTE 7.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2018	2017
Cell development costs	$143,749	$142,144
Land and improvements	37,038	36,499
Buildings and improvements	87,494	87,034
Railcars	17,299	17,299
Vehicles and other equipment	125,539	122,697
Construction in progress	21,025	23,334
Total property and equipment	432,144	429,007
Accumulated depreciation and amortization	(199,792)	(194,575)
Property and equipment, net	$232,352	$234,432

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $6.6 million, respectively.

NOTE 8.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2018 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2017	$150,699	$(5,457)	$44,131	$—	$189,373
Foreign currency translation and other adjustments	(490)	—	—	—	(490)
Balance at March 31, 2018	$150,209	$(5,457)	$44,131	$—	$188,883

Intangible assets, net consisted of the following:

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$111,219	$(12,990)	$98,229	$111,818	$(12,459)	$99,359
Customer relationships	84,871	(21,530)	63,341	84,977	(20,168)	64,809
Technology - formulae and processes	7,055	(1,643)	5,412	7,250	(1,630)	5,620
Customer backlog	3,652	(1,383)	2,269	3,652	(1,291)	2,361
Tradename	4,318	(4,318)	—	4,318	(4,318)	—
Developed software	2,918	(1,385)	1,533	2,926	(1,319)	1,607
Non-compete agreements	748	(748)	—	748	(748)	—
Internet domain and website	540	(108)	432	540	(100)	440
Database	391	(157)	234	393	(153)	240
Total amortizing intangible assets	215,712	(44,262)	171,450	216,622	(42,186)	174,436
Nonamortizing intangible assets:
Permits and licenses	48,224	—	48,224	48,241	—	48,241
Tradename	132	—	132	135	—	135
Total intangible assets	$264,068	$(44,262)	$219,806	$264,998	$(42,186)	$222,812

Amortization expense for the three months ended March 31, 2018 and 2017 was $2.3 million and $2.7 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 9.     DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2018	2017
Revolving credit facility	$277,000	$277,000
Long-term debt	$277,000	$277,000

Credit Agreement

On April 18, 2017, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement), as set forth in the table below:

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

At March 31, 2018, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.42%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $185.0 million, or 67%, of the Revolving Credit Facility borrowings as of March 31, 2018.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2018, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of March 31, 2018, there were no amounts outstanding subject to the Sweep Arrangement.

As of March 31, 2018, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

The Company may at any time and from time to time prepay revolving credit loans and swingline loans, in whole or in part, without premium or penalty, subject to the obligation to indemnify each of the lenders against any actual loss or expense (including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain a LIBOR rate loan (as defined in the Credit Agreement) or from fees payable to terminate the deposits from which such funds were obtained) with respect to the early termination of any LIBOR rate loan. The Credit Agreement provides for mandatory prepayment at any time if the revolving credit outstandings exceed the revolving credit commitment (as such terms are defined in the Credit Agreement), in an amount equal to such excess. Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.

Pursuant to (i) an unconditional guarantee agreement and (ii) a collateral agreement, each entered into by the Company and its domestic subsidiaries on April 18, 2017, the Company’s obligations under the Credit Agreement are (or will be) jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and are secured by substantially all of the assets of the Company and the Company’s existing and certain future domestic subsidiaries (subject to certain exclusions), including 100% of the equity interests of the Company’s domestic subsidiaries and 65% of the voting equity interests of the Company’s directly owned foreign subsidiaries (and 100% of the non-voting equity interests of the Company’s directly owned foreign subsidiaries).

The Credit Agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of the Company to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens. Upon the occurrence of an event of default (as defined in the Credit Agreement), among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated.

The Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Credit Agreement). Our consolidated total net leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, may not exceed 3.50 to 1.00, subject to certain exceptions. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, may not be less than 3.00 to 1.00.

At March 31, 2018, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2018
Closure and post-closure obligations, beginning of period	$76,088
Accretion expense	1,074
Payments	(287)
Foreign currency translation	(52)
Closure and post-closure obligations, end of period	76,823
Less current portion	(2,333)
Long-term portion	$74,490

NOTE 11.   INCOME TAXES

Our effective tax rate for the three months ended March 31, 2018 was 27.6%, down from 37.3% for the three months ended March 31, 2017. The decrease for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%. The decrease in the rate was partially offset by earnings from our Canadian operations, which are taxed at a higher corporate tax rate, as well as a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended March 31, 2018, the Company did not obtain additional information affecting the provisional amounts initially recorded based upon the best available interpretation of the Tax Act and may change as the Company receives additional clarification and implementation guidance. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as tax returns in various states, Canada, and Mexico. The Company is subject to examination by the IRS for tax years 2014 through 2017. EQ is subject to examination by the IRS for pre-acquisition tax year 2014. We may be subject to examinations by various state and local taxing jurisdictions for tax years 2013 through 2017. The Company is not aware of any significant foreign jurisdiction audits underway. The tax years 2013 through 2017 remain subject to examination by foreign jurisdictions.

NOTE 12.   EARNINGS PER SHARE

	Three Months Ended March 31,
	2018		2017
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$9,243	$9,243	$5,185	$5,185
Weighted average basic shares outstanding	21,801	21,801	21,725	21,725

Dilutive effect of stock-based awards		156		120
Weighted average diluted shares outstanding		21,957		21,845

Earnings per share	$0.42	$0.42	$0.24	$0.24
Anti-dilutive shares excluded from calculation		95		112

NOTE 13.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2018. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus

Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2018, 1,026,581 shares of common stock remain available for grant under the Omnibus Plan.

PSUs, RSUs and Restricted Stock

On January 2, 2018, the Company granted 14,100 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2018, based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $63.56 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2018 are as follows:

	2018
Stock price on grant date	$51.00
Expected term	3.0	years
Expected volatility	30%
Risk-free interest rate	2.0%
Expected dividend yield	1.4%

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2018 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2017	30,963	$53.76	66,701	$44.83	47,151	$45.56
Granted	14,100	63.56	23,600	50.99	28,760	54.25
Vested	(5,863)	65.78	(15,197)	49.97	(17,612)	44.83
Cancelled, expired or forfeited	—	—	(116)	49.97	(682)	44.07
Outstanding as of March 31, 2018	39,200	$55.48	74,988	$45.72	57,617	$50.14

During the three months ended March 31, 2018, 5,863 PSUs vested and PSU holders earned 5,996 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2018 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2017	429,729	$38.58
Granted	40,900	51.00
Exercised	(66,353)	30.09
Cancelled, expired or forfeited	(5,000)	43.71
Outstanding as of March 31, 2018	399,276	$41.20
Exercisable as of March 31, 2018	288,455	$39.57

Treasury Stock

During the three months ended March 31, 2018, the Company repurchased 5,564 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $56.20 per share. During the three months ended March 31, 2018, option holders exercised 66,353 options with a weighted-average exercise price of $30.09 per option, and 22,570 shares were tendered to option holders in connection with options exercised via net share settlement.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$86,471	$33,588	$—	$120,059
Depreciation, amortization and accretion	$8,510	$1,355	$116	$9,981
Capital expenditures	$6,004	$1,038	$516	$7,558
Total assets	$595,304	$124,184	$81,597	$801,085

	Three Months Ended March 31, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$81,303	$28,931	$—	$110,234
Depreciation, amortization and accretion	$8,790	$1,458	$128	$10,376
Capital expenditures	$4,214	$2,038	$899	$7,151
Total assets	$594,310	$118,995	$58,421	$771,726

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

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
$s in thousands	2018	2017
Net income	$9,243	$5,185
Income tax expense	3,520	3,079
Interest expense	2,809	4,130
Interest income	(24)	(10)
Foreign currency (gain) loss	14	(88)
Other income	(2,123)	(137)
Depreciation and amortization of plant and equipment	6,605	6,633
Amortization of intangibles	2,302	2,670
Stock-based compensation	1,068	918
Accretion and non-cash adjustment of closure & post-closure liabilities	1,074	1,073
Adjusted EBITDA	$24,488	$23,453

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended March 31,
$s in thousands	2018	2017
Adjusted EBITDA:
Environmental Services	$34,672	$31,856
Field & Industrial Services	2,345	2,064
Corporate	(12,529)	(10,467)
Total	$24,488	$23,453

Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2018	2017
United States	$392,700	$396,066
Canada	59,458	61,178
Total long-lived assets	$452,158	$457,244

NOTE 16.   SUBSEQUENT EVENTS

Quarterly Dividend

On April 2, 2018, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 20, 2018. The dividend was paid using cash on hand on April 27, 2018 in an aggregate amount of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the "Company") as of March 31, 2018, the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Boise, Idaho
May 7, 2018

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report words such as “we,” “us,” “our,” “US Ecology” and “the Company” refer to US Ecology, Inc. and its subsidiaries.

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three months ended March 31, 2018 and 2017 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended March 31,
Generator Industry	2018	2017
Metal Manufacturing	14%	16%
Chemical Manufacturing	13%	11%
Broker / TSDF	13%	15%
General Manufacturing	12%	14%
Refining	11%	14%
Government	5%	6%
Utilities	4%	4%
Waste Management & Remediation	4%	2%
Transportation	3%	2%
Mining, Exploration and Production	2%	3%
Other (2)	19%	13%

(1)	Excludes all transportation service revenue
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries

We also categorize our Environmental Services T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source.

Base Business consists of waste streams from ongoing industrial activities and tends to be recurring in nature. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. The duration of Event Business projects can last from a several-week cleanup of a contaminated site to a multiple year cleanup project.

For the three months ended March 31, 2018, Base Business revenue increased 2% compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, approximately 83% of our total T&D revenue was derived from our Base Business, down from 84% for the three months ended March 31, 2017. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2018, approximately 17% of our total T&D revenue was derived from Event Business projects, up from 16% for the three months ended March 31, 2017. For the three months ended March 31, 2018, Event Business revenue increased 8% compared to the three months ended March 31, 2017. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2018 vs. 2017
$s in thousands	2018	%	2017	%	$ Change	% Change
Revenue
Environmental Services	$86,471	72%	$81,303	74%	$5,168	6%
Field & Industrial Services	33,588	28%	28,931	26%	4,657	16%
Total	120,059	100%	110,234	100%	9,825	9%
Gross Profit
Environmental Services	32,452	38%	28,686	35%	3,766	13%
Field & Industrial Services	3,219	10%	3,187	11%	32	1%
Total	35,671	30%	31,873	29%	3,798	12%
Selling, General & Administrative Expenses
Environmental Services	6,376	7%	5,731	7%	645	11%
Field & Industrial Services	2,257	7%	2,641	9%	(384)	(15)%
Corporate	13,599	n/m	11,342	n/m	2,257	20%
Total	22,232	19%	19,714	18%	2,518	13%
Adjusted EBITDA
Environmental Services	34,672	40%	31,856	39%	2,816	9%
Field & Industrial Services	2,345	7%	2,064	7%	281	14%
Corporate	(12,529)	n/m	(10,467)	n/m	(2,062)	20%
Total	$24,488	20%	$23,453	21%	$1,035	4%

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

	Three Months Ended March 31,		2018 vs. 2017
$s in thousands	2018	2017	$ Change	% Change
Net income	$9,243	$5,185	$4,058	78%
Income tax expense	3,520	3,079	441	14%
Interest expense	2,809	4,130	(1,321)	(32)%
Interest income	(24)	(10)	(14)	140%
Foreign currency (gain) loss	14	(88)	102	(116)%
Other income	(2,123)	(137)	(1,986)	1,450%
Depreciation and amortization of plant and equipment	6,605	6,633	(28)	(0)%
Amortization of intangibles	2,302	2,670	(368)	(14)%
Stock‑based compensation	1,068	918	150	16%
Accretion and non‑cash adjustment of closure and post‑closure liabilities	1,074	1,073	1	0%
Adjusted EBITDA	$24,488	$23,453	$1,035	4%

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

Revenue

Total revenue increased 9% to $120.1 million for the first quarter of 2018 compared with $110.2 million for the first quarter of 2017.

Environmental Services

Environmental Services segment revenue increased 6% to $86.5 million for the first quarter of 2018 compared to $81.3 million for the first quarter of 2017. T&D revenue increased 5% compared to the first quarter of 2017, primarily as a result of an 8% increase in project-based Event Business revenue and a 2% increase in Base Business revenue. Transportation service revenue increased 12% compared to the first quarter of 2017, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 2% for the first quarter of 2018 compared to the first quarter of 2017.  Tons of waste disposed of or processed at our landfills increased 4% for the first quarter of 2018 compared to the first quarter of 2017.

T&D revenue from recurring Base Business waste generators increased 2% for the first quarter of 2018 compared to the first quarter of 2017 and comprised 83% of total T&D revenue for the first quarter of 2018. During the first quarter of 2018, increases in Base Business T&D revenue from the chemical manufacturing, “Other” and general manufacturing industry groups were partially offset by a decrease in Base Business T&D revenue from the refining, broker/TSDF and metal manufacturing industry groups.

T&D revenue from Event Business waste generators increased 8% for the first quarter of 2018 compared to the first quarter of 2017 and comprised 17% of total T&D revenue for the first quarter of 2018. During the first quarter of 2018, increases in Event Business T&D revenue from the “Other”, waste management & remediation and utilities industry groups were partially offset by decreases in Event Business T&D revenue from the general manufacturing and refining industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first quarter of 2018 as compared to the first quarter of 2017:

Treatment and Disposal Revenue Growth
Three Months Ended March 31, 2018 vs.
Three Months Ended March 31, 2017
Waste Management & Remediation	73%
Other	35%
Transportation	22%
Chemical Manufacturing	19%
Utilities	7%
Metal Manufacturing	-5%
Government	-7%
Broker / TSDF	-7%
General Manufacturing	-9%
Mining, Exploration & Production	-14%
Refining	-17%

Field & Industrial Services

Field & Industrial Services segment revenue increased 16% to $33.6 million for the first quarter of 2018 compared with $28.9 million for the first quarter of 2017. The increase in Field & Industrial Services segment revenue is primarily attributable to growth in our Total Waste Management and Small Quantity Generation business lines as well as stronger overall market conditions.

Gross Profit

Total gross profit increased 12% to $35.7 million for the first quarter of 2018, up from $31.9 million for the first quarter of 2017. Total gross margin was 30% for the first quarter of 2018 compared with 29% for the first quarter of 2017.

Environmental Services

Environmental Services segment gross profit increased 13% to $32.5 million for the first quarter of 2018, up from $28.7 million for the first quarter of 2017. Total segment gross margin for the first quarter of 2018 was 38% compared with 35% for the first quarter of 2017. T&D gross margin was 40% for the first quarter of 2018 compared with 38% for the first quarter of 2017. The increase in T&D gross margin is primarily attributable to a more favorable service mix in the first quarter of 2018.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 1% to $3.2 million for the first quarter of 2018. Total segment gross margin was 10% for the first quarter of 2018 compared with 11% for the first quarter of 2017, primary reflecting a less favorable service mix in the first quarter of 2018.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $22.2 million, or 19% of total revenue, for the first quarter of 2018 compared with $19.7 million, or 18% of total revenue, for the first quarter of 2017.

Environmental Services

Environmental Services segment SG&A increased 11% to $6.4 million, or 7% of segment revenue, for the first quarter of 2018 compared with $5.7 million, or 7% of segment revenue, for the first quarter of 2017, primarily reflecting higher employee labor costs, lower insurance proceeds received, higher bad debt expense and higher property tax expense in the first quarter of 2018 compared to the first quarter of 2017.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 15% to $2.3 million, or 7% of segment revenue, for the first quarter of 2018 compared with $2.6 million, or 9% of segment revenue, for the first quarter of 2017, primarily reflecting lower bad debt expense, amortization expense and employee labor costs in the first quarter of 2018 compared to the first quarter of 2017.

Corporate

Corporate SG&A was $13.6 million, or 11% of total revenue, for the first quarter of 2018 compared with $11.3 million, or 10% of total revenue, for the first quarter of 2017, primarily reflecting higher employee labor costs and higher consulting and professional services in the first quarter of 2018 compared with the first quarter of 2017.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first quarter of 2018 was 27.6% compared with 37.3% for the first quarter of 2017. The decrease was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%. The decrease in the rate was partially offset by earnings from our Canadian operations, which are taxed at a higher corporate tax rate, as well as a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Interest expense

Interest expense was $2.8 million for the first quarter of 2018 compared with $4.1 million for the first quarter of 2017.

The decrease was primarily the result of a lower effective interest rate under our new credit agreement.

Foreign currency gain (loss)

We recognized a $14,000 non-cash foreign currency loss for the first quarter of 2018 compared with an $88,000 non-cash foreign currency gain for the first quarter of 2017. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2018, we had $21.1 million of intercompany loans subject to currency revaluation.

Other income

Other income was $2.1 million for the first quarter of 2018 compared with other income of $137,000 for the first quarter of 2017, primarily reflecting a $2.0 million gain in the first quarter of 2018 on the issuance of a property easement on a portion of unutilized Company-owned land at one of our operating facilities.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $6.6 million for the first quarter of both 2018 and 2017.

Amortization of intangibles

Intangible assets amortization expense was $2.3 million for the first quarter of 2018 compared with $2.7 million for the first quarter of 2017, primarily reflecting the full amortization of certain intangible assets in 2017.

Stock-based compensation

Stock-based compensation expense increased 16% to $1.1 million for the first quarter of 2018 compared with $918,000 for the first quarter of 2017 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the first quarter of both 2018 and 2017.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 2 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under our senior secured Credit Agreement entered into on April 18, 2017. At March 31, 2018, we had $44.3 million in cash and cash equivalents immediately available and $216.7 million of borrowing capacity available under our Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $28.8 million. This primarily reflects net income of $9.2 million, non-cash depreciation, amortization and accretion of $10.0 million and a decrease in accounts receivable of $14.9 million, partially offset by a decrease in accounts payable and accrued liabilities of $4.2 million and a decrease in accrued salaries and benefits of $2.4 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing of customer payments. The decrease in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first quarter of 2018 for accrued 2017 incentive compensation.

Days sales outstanding were 72 days as of March 31, 2018, compared to 77 days as of December 31, 2017 and 75 days as of March 31, 2017.

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

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $7.6 million, primarily related to capital expenditures. Significant capital projects included continuing construction of additional disposal capacity and railway expansion at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the three months ended March 31, 2017, net cash used in investing activities was $7.1 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $3.6 million, consisting primarily of dividend payments to our stockholders.

For the three months ended March 31, 2017, net cash used in financing activities was $10.5 million, consisting primarily of $4.7 million of payments on the Company’s long-term debt under our former credit agreement (which was terminated in its entirety when the Company entered into the new Credit Agreement on April 18, 2017), $2.2 million of net short-term payments under our former credit agreement to fund working capital requirements and $3.9 million of dividend payments to our stockholders.

Credit Agreement

The Credit Agreement provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement).

At March 31, 2018, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.42%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $185.0 million, or 67%, of the Revolving Credit Facility borrowings as of March 31, 2018.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2018, there were $277.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The

Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of March 31, 2018, there were no amounts outstanding subject to the Sweep Arrangement.

As of March 31, 2018, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 9 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2018. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2018, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement. Under the Credit Agreement, Revolving Credit Facility borrowings incur interest at a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). On October 29, 2014, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, the Company pays interest at the fixed effective rate of 3.67% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of March 31, 2018, there were $277.0 million of revolving loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $277.0 million under the Credit Agreement at March 31, 2018 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $995,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the three months ended March 31, 2018, our Canadian subsidiaries transacted approximately 56% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2018, we had $21.1 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the three months ended March 31, 2018, the CAD strengthened as compared to the USD resulting in a $565,000 non-cash foreign currency translation loss being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2018, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2018 would have generated a gain or loss of approximately $211,000 for the three months ended March 31, 2018.

We had a total pre-tax foreign currency loss of $14,000 for the three months ended March 31, 2018. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2017 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

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

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes from the risk factors reported on the Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2018. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2018:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2018	—	$—	—	$25,000,000
February 1 to 28, 2018	—	—	—	25,000,000
March 1 to 31, 2018 (1)	5,564	56.20	—	25,000,000
Total	5,564	$56.20	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1	US Ecology, Inc. 2018 Management Incentive Plan (Executive) *

10.2	Form of Performance Stock Unit Award Agreement *

10.3	Form of Restricted Stock Unit Award Agreement *

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 7, 2018	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer