Form 10-Q
period 2018-06-30
US ECOLOGY, INC.
filed 2018-08-06
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At August 1, 2018, there were 21,984,776 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$53,303	$27,042
Receivables, net	112,416	110,777
Prepaid expenses and other current assets	9,053	9,138
Income taxes receivable	2,842	—
Total current assets	177,614	146,957

Property and equipment, net	232,317	234,432
Restricted cash and investments	4,887	5,802
Intangible assets, net	216,939	222,812
Goodwill	188,479	189,373
Other assets	4,427	2,700
Total assets	$824,663	$802,076

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$17,717	$14,868
Deferred revenue	10,228	8,532
Accrued liabilities	30,404	22,888
Accrued salaries and benefits	11,838	14,242
Income taxes payable	—	2,970
Current portion of closure and post-closure obligations	2,299	2,330
Total current liabilities	72,486	65,830

Long-term closure and post-closure obligations	75,268	73,758
Long-term debt	277,000	277,000
Other long-term liabilities	1,811	3,828
Deferred income taxes, net	57,798	57,583
Total liabilities	484,363	477,999

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,976 and 21,849 shares issued, respectively	220	218
Additional paid-in capital	180,687	177,498
Retained earnings	170,112	155,533
Treasury stock, at cost, 8 and 3 shares, respectively	(370)	(68)
Accumulated other comprehensive loss	(10,349)	(9,104)
Total stockholders’ equity	340,300	324,077
Total liabilities and stockholders’ equity	$824,663	$802,076

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$136,912	$126,057	$256,971	$236,291
Direct operating costs	95,464	90,161	179,852	168,522
Gross profit	41,448	35,896	77,119	67,769
Selling, general and administrative expenses	21,156	20,000	43,388	39,714
Operating income	20,292	15,896	33,731	28,055
Other income (expense):
Interest income	39	21	63	31
Interest expense	(2,907)	(8,474)	(5,716)	(12,604)
Foreign currency gain (loss)	(139)	158	(153)	246
Other	193	166	2,316	303
Total other expense	(2,814)	(8,129)	(3,490)	(12,024)

Income before income taxes	17,478	7,767	30,241	16,031
Income tax expense	4,258	2,718	7,778	5,797
Net income	$13,220	$5,049	$22,463	$10,234

Earnings per share:
Basic	$0.60	$0.23	$1.03	$0.47
Diluted	$0.60	$0.23	$1.02	$0.47

Shares used in earnings per share calculation:
Basic	21,867	21,751	21,835	21,738
Diluted	22,024	21,890	21,991	21,874
Dividends paid per share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,220	$5,049	$22,463	$10,234
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,597)	1,552	(3,468)	1,991
Net changes in interest rate hedge, net of taxes of $167, $(105), $592 and $182, respectively	628	(195)	2,223	339
Comprehensive income, net of tax	$12,251	$6,406	$21,218	$12,564

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$22,463	$10,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,649	13,621
Amortization of intangible assets	4,598	5,286
Accretion of closure and post-closure obligations	2,155	2,155
Unrealized foreign currency loss (gain)	1,222	(425)
Deferred income taxes	27	(1,379)
Share-based compensation expense	2,079	1,959
Net loss on disposition of assets	11	245
Amortization and write-off of debt issuance costs	405	5,604
Amortization and write-off of debt discount	—	667
Changes in assets and liabilities:
Receivables	(2,087)	(14,486)
Income taxes receivable	(2,851)	2,020
Other assets	88	(4,038)
Accounts payable and accrued liabilities	10,286	5,819
Deferred revenue	1,770	4,770
Accrued salaries and benefits	(2,317)	(429)
Income taxes payable	(2,905)	(115)
Closure and post-closure obligations	(583)	(686)
Net cash provided by operating activities	48,010	30,822

Cash flows from investing activities:
Purchases of property and equipment	(14,960)	(17,552)
Purchases of restricted investments	(498)	(400)
Proceeds from sale of restricted investments	431	406
Proceeds from sale of property and equipment	141	86
Net cash used in investing activities	(14,886)	(17,460)

Cash flows from financing activities:
Payments on long-term debt	—	(287,040)
Proceeds from long-term debt	—	281,000
Payments on short-term borrowings	—	(13,438)
Proceeds from short-term borrowings	—	11,260
Dividends paid	(7,884)	(7,849)
Proceeds from exercise of stock options	1,471	609
Payment of equipment financing obligations	(217)	(176)
Other	(312)	(77)
Net cash used in financing activities	(6,942)	(15,711)

Effect of foreign exchange rate changes on cash	(902)	260

Increase (decrease) in Cash and cash equivalents and restricted cash	25,280	(2,089)
Cash and cash equivalents and restricted cash at beginning of period	28,799	8,722
Cash and cash equivalents and restricted cash at end of period	$54,079	$6,633

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	27,042	7,015
Restricted cash at beginning of period	1,757	1,707
Cash and cash equivalents and restricted cash at beginning of period	$28,799	$8,722
Cash and cash equivalents at end of period	53,303	4,902
Restricted cash at end of period	776	1,731
Cash and cash equivalents and restricted cash at end of period	$54,079	$6,633
Supplemental Disclosures:
Income taxes paid, net of receipts	$13,625	$5,804
Interest paid	$5,288	$6,431
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$493	$1,991
Restricted stock issued from treasury shares	$11	$113

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2018.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This ASU amends the guidance in Accounting Standards Codification (“ASC”) 220 on the reclassification of certain tax effects from accumulated other comprehensive income. The primary purpose of the ASU is to address industry concerns related to the application of ASC 740 to certain provisions of the new tax reform legislation also known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  While this update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, early adoption is permitted, including adoption in any interim period. The update shall be applied either (1) retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized or (2) as of the beginning of the period of adoption. The Company plans to adopt this pronouncement in the second half of 2018 and does not expect the impact on its consolidated financial statements to be material.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, the Company has recorded provisional amounts. For the six months ended June 30, 2018, the Company did not obtain additional information affecting the provisional amounts initially recorded. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends the guidance in ASC 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-12 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is based on the Emerging Issues Task Force’s consensuses reached on Issue 16-A. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 as of January 1, 2018 using the retrospective adoption method. The impact of retrospective application of ASU 2016-18 is immaterial, as restricted cash activity for the six months ended June 30, 2017 was not significant. Restricted cash is now included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted

ASU 2016-15 as of January 1, 2018 using the retrospective adoption method. The only provision applicable to the Company relates to the treatment of proceeds from the settlement of insurance claims in connection with damaged property and equipment. There was no related impact on the classification of insurance settlement proceeds in the Company’s consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Under ASU 2016-02, upon adoption, the effects of the standard must be applied using the modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11 which provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. The Company is evaluating this update and has not yet determined if it will elect to use this optional transition method. We are currently assessing the impact the adoption of ASU 2016-02 may have on our consolidated financial position, results of operations and cash flows.  The Company plans to adopt this guidance effective January 1, 2019.

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

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$77,978	$3,166	$81,144
Services Revenue:
Transportation and Logistics (2)	20,982	7,551	28,533
Industrial Cleaning (3)	—	4,157	4,157
Technical Services (4)	—	20,780	20,780
Remediation (5)	—	1,325	1,325
Other (6)	—	973	973
Revenue	$98,960	$37,952	$136,912

	Three Months Ended June 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$71,238	$2,901	$74,139
Services Revenue:
Transportation and Logistics (2)	18,353	4,943	23,296
Industrial Cleaning (3)	—	4,705	4,705
Technical Services (4)	—	19,802	19,802
Remediation (5)	—	3,217	3,217
Other (6)	—	898	898
Revenue	$89,591	$36,466	$126,057

	Six Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$150,279	$5,903	$156,182
Services Revenue:
Transportation and Logistics (2)	35,152	13,248	48,400
Industrial Cleaning (3)	—	7,662	7,662
Technical Services (4)	—	41,185	41,185
Remediation (5)	—	1,678	1,678
Other (6)	—	1,864	1,864
Revenue	$185,431	$71,540	$256,971

	Six Months Ended June 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$139,941	$5,538	$145,479
Services Revenue:
Transportation and Logistics (2)	30,953	10,263	41,216
Industrial Cleaning (3)	—	8,924	8,924
Technical Services (4)	—	35,464	35,464
Remediation (5)	—	3,823	3,823
Other (6)	—	1,385	1,385
Revenue	$170,894	$65,397	$236,291

(1)

We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended June 30, 2018 and 2017, 19% and 23%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 81% and 77% of our treatment and disposal revenue for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, 18% and 19%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 82% and 81% of our treatment and disposal revenue for the six months ended June 30, 2018 and 2017, respectively.

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

We provide services in the United States and Canada. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$84,917	$37,952	$122,869	$74,297	$36,466	$110,763
Canada	14,043	—	14,043	15,294	—	15,294
Total revenue	$98,960	$37,952	$136,912	$89,591	$36,466	$126,057

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$159,903	$71,540	$231,443	$141,558	$65,397	$206,955
Canada	25,528	—	25,528	29,336	—	29,336
Total revenue	$185,431	$71,540	$256,971	$170,894	$65,397	$236,291

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services. Deferred revenue includes waste that has been received but not yet treated or disposed, and is recognized when services are performed. During the three and six months ended June 30, 2018, we recognized $1.5 million and $7.8 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the year.

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

NOTE 3.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)
Other comprehensive income before reclassifications, net of tax	(3,468)	1,913	(1,555)
Amounts reclassified out of AOCI, net of tax (1)	—	310	310
Other comprehensive income, net	(3,468)	2,223	(1,245)
Balance at June 30, 2018	$(12,071)	$1,722	$(10,349)

(1)

Before-tax reclassifications of $119,000 ($94,000 after-tax) and $392,000 ($310,000 after-tax) for the three and six months ended June 30, 2018, respectively, and before-tax reclassifications of $603,000 ($392,000 after-tax) and $1.3 million ($873,000 after-tax) for the three and six months ended June 30, 2017, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $477,000 ($377,000 after-tax).

NOTE 4.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2018 or the three or six months ended June 30, 2017. No customer accounted for more than 10% of total trade receivables as of June 30, 2018 or December 31, 2017.

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

NOTE 5.     RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2018	2017
Trade	$93,217	$96,760
Unbilled revenue	21,032	16,176
Other	1,278	637
Total receivables	115,527	113,573
Allowance for doubtful accounts	(3,111)	(2,796)
Receivables, net	$112,416	$110,777

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At June 30, 2018, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2018
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,380	$2,731	$—	$4,111
Money market funds (2)	776	—	—	776
Interest rate swap agreement (3)	—	2,180	—	2,180
Total	$2,156	$4,911	$—	$7,067

	December 31, 2017
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,396	$2,649	$—	$4,045
Money market funds (2)	1,757	—	—	1,757
Total	$3,153	$2,649	$—	$5,802

Liabilities:
Interest rate swap agreement (3)	$—	$638	$—	$638
Total	$—	$638	$—	$638

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

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other assets and Other long-term liabilities in the Company’s consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

NOTE 7.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2018	2017
Cell development costs	$143,378	$142,144
Land and improvements	36,932	36,499
Buildings and improvements	87,416	87,034
Railcars	17,299	17,299
Vehicles and other equipment	128,931	122,697
Construction in progress	23,895	23,334
Total property and equipment	437,851	429,007
Accumulated depreciation and amortization	(205,534)	(194,575)
Property and equipment, net	$232,317	$234,432

Depreciation and amortization expense was $7.0 million for each of the three months ended June 30, 2018 and 2017. Depreciation and amortization expense was $13.6 million for each of the six months ended June 30, 2018 and 2017.

NOTE 8.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2018 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2017	$150,699	$(5,457)	$44,131	$—	$189,373
Foreign currency translation	(894)	—	—	—	(894)
Balance at June 30, 2018	$149,805	$(5,457)	$44,131	$—	$188,479

Intangible assets, net consisted of the following:

	June 30, 2018			December 31, 2017
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$110,726	$(13,540)	$97,186	$111,818	$(12,459)	$99,359
Customer relationships	84,780	(22,892)	61,888	84,977	(20,168)	64,809
Technology - formulae and processes	6,895	(1,661)	5,234	7,250	(1,630)	5,620
Customer backlog	3,652	(1,474)	2,178	3,652	(1,291)	2,361
Tradename	4,318	(4,318)	—	4,318	(4,318)	—
Developed software	2,912	(1,452)	1,460	2,926	(1,319)	1,607
Non-compete agreements	747	(747)	—	748	(748)	—
Internet domain and website	540	(115)	425	540	(100)	440
Database	389	(160)	229	393	(153)	240
Total amortizing intangible assets	214,959	(46,359)	168,600	216,622	(42,186)	174,436
Nonamortizing intangible assets:
Permits and licenses	48,210	—	48,210	48,241	—	48,241
Tradename	129	—	129	135	—	135
Total intangible assets	$263,298	$(46,359)	$216,939	$264,998	$(42,186)	$222,812

Amortization expense for the three months ended June 30, 2018 and 2017 was $2.3 million and $2.6 million, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $4.6 million and $5.3 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

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

At June 30, 2018, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.46%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $180.0 million, or 65%, of the Revolving Credit Facility borrowings as of June 30, 2018.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2018, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of June 30, 2018, there were no amounts outstanding subject to the Sweep Arrangement.

As of June 30, 2018, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

The Company may at any time and from time to time prepay revolving credit loans and swingline loans, in whole or in part, without premium or penalty, subject to the obligation to indemnify each of the lenders against any actual loss or expense (including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain a LIBOR rate loan (as defined in the Credit Agreement) or from fees payable to terminate the deposits from which such funds were obtained) with respect to the early termination of any LIBOR rate loan. The Credit Agreement provides for mandatory prepayment at any time if the revolving credit outstanding exceeds the revolving credit commitment (as such terms are defined in the Credit Agreement), in an amount equal to such excess. Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.

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

At June 30, 2018, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2018	June 30, 2018
Closure and post-closure obligations, beginning of period	$76,823	$76,088
Accretion expense	1,081	2,155
Payments	(295)	(582)
Foreign currency translation	(42)	(94)
Closure and post-closure obligations, end of period	77,567	77,567
Less current portion	(2,299)	(2,299)
Long-term portion	$75,268	$75,268

NOTE 11.   INCOME TAXES

Our effective tax rate for the three months ended June 30, 2018 was 24.4%, down from 35.0% for the three months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 25.7%, down from 36.2% for the six months ended June 30, 2017. The decrease for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%. The decrease in the effective tax rate for the three and six months ended June 30, 2018 also relates to the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), on January 1, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the six months ended June 30, 2018, the Company did not obtain additional information affecting the provisional amounts initially recorded based upon the best available interpretation of the Tax Act and may change as the Company receives additional clarification and implementation guidance. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as tax returns in various states, Canada, and Mexico. The Company is subject to examination by the IRS for tax years 2014 through 2017. EQ Holdings, Inc. is subject to examination by the IRS for pre-acquisition tax year 2014. We may be subject to examinations by various state and local taxing jurisdictions for tax years 2013 through 2017. The Company is not aware of any significant foreign jurisdiction audits underway. The tax years 2013 through 2017 remain subject to examination by foreign jurisdictions.

NOTE 12.   EARNINGS PER SHARE

	Three Months Ended June 30,
	2018		2017
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$13,220	$13,220	$5,049	$5,049
Weighted average basic shares outstanding	21,867	21,867	21,751	21,751

Dilutive effect of stock-based awards		157		139
Weighted average diluted shares outstanding		22,024		21,890

Earnings per share	$0.60	$0.60	$0.23	$0.23
Anti-dilutive shares excluded from calculation		58		115

	Six Months Ended June 30,
	2018		2017
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$22,463	$22,463	$10,234	$10,234
Weighted average basic shares outstanding	21,835	21,835	21,738	21,738

Dilutive effect of stock-based awards		156		136
Weighted average diluted shares outstanding		21,991		21,874

Earnings per share	$1.03	$1.02	$0.47	$0.47
Anti-dilutive shares excluded from calculation		76		113

NOTE 13.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or six months ended June 30, 2018. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of June 30, 2018, 1,016,793 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2018 are as follows:

	2018
Stock price on grant date	$51.00
Expected term	3.0	years
Expected volatility	30%
Risk-free interest rate	2.0%
Expected dividend yield	1.4%

A summary of our PSU, restricted stock and RSU activity for the six months ended June 30, 2018 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2017	30,963	$53.76	66,701	$44.83	47,151	$45.56
Granted	14,100	63.56	32,700	53.24	29,448	54.27
Vested	(5,863)	65.78	(24,297)	50.23	(17,732)	44.90
Cancelled, expired or forfeited	—	—	(116)	49.97	(682)	44.07
Outstanding as of June 30, 2018	39,200	$55.48	74,988	$46.74	58,185	$50.19

During the six months ended June 30, 2018, 5,863 PSUs vested and PSU holders earned 5,996 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2018 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2017	429,729	$38.58
Granted	40,900	51.00
Exercised	(115,367)	30.92
Cancelled, expired or forfeited	(5,000)	43.71
Outstanding as of June 30, 2018	350,262	$42.49
Exercisable as of June 30, 2018	239,441	$41.11

Treasury Stock

During the six months ended June 30, 2018, the Company repurchased 5,564 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $56.20 per share. During the six months ended June 30, 2018, option holders exercised 115,367 options with a weighted-average exercise price of $30.92 per option, with 36,282 shares tendered by option holders in connection with options exercised via net share settlement.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$98,960	$37,952	$—	$136,912
Depreciation, amortization and accretion	$8,676	$1,415	$330	$10,421
Capital expenditures	$4,935	$1,849	$618	$7,402
Total assets	$599,706	$126,797	$98,160	$824,663

	Three Months Ended June 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$89,591	$36,466	$—	$126,057
Depreciation, amortization and accretion	$9,105	$1,451	$128	$10,684
Capital expenditures	$7,771	$1,839	$723	$10,333
Total assets	$608,207	$124,466	$56,773	$789,446

	Six Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$185,431	$71,540	$—	$256,971
Depreciation, amortization and accretion	$17,186	$2,770	$446	$20,402
Capital expenditures	$10,939	$2,887	$1,134	$14,960
Total assets	$599,706	$126,797	$98,160	$824,663

	Six Months Ended June 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$170,894	$65,397	$—	$236,291
Depreciation, amortization and accretion	$17,895	$2,909	$258	$21,062
Capital expenditures	$13,610	$2,339	$1,603	$17,552
Total assets	$608,207	$124,466	$56,773	$789,446

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

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2018	2017	2018	2017
Net income	$13,220	$5,049	$22,463	$10,234
Income tax expense	4,258	2,718	7,778	5,797
Interest expense	2,907	8,474	5,716	12,604
Interest income	(39)	(21)	(63)	(31)
Foreign currency (gain) loss	139	(158)	153	(246)
Other income	(193)	(166)	(2,316)	(303)
Depreciation and amortization of plant and equipment	7,044	6,987	13,649	13,621
Amortization of intangibles	2,296	2,615	4,598	5,286
Stock-based compensation	1,011	1,043	2,079	1,959
Accretion and non-cash adjustment of closure & post-closure liabilities	1,081	1,082	2,155	2,155
Adjusted EBITDA	$31,724	$27,623	$56,212	$51,076

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2018	2017	2018	2017
Adjusted EBITDA:
Environmental Services	$39,860	$34,642	$74,532	$66,498
Field & Industrial Services	4,562	4,119	6,907	6,183
Corporate	(12,698)	(11,138)	(25,227)	(21,605)
Total	$31,724	$27,623	$56,212	$51,076

Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2018	2017
United States	$390,769	$396,066
Canada	58,487	61,178
Total long-lived assets	$449,256	$457,244

NOTE 16.   SUBSEQUENT EVENTS

Quarterly Dividend

On July 2, 2018, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 20, 2018. The dividend was paid using cash on hand on July 27, 2018 in an aggregate amount of $4.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the "Company") as of June 30, 2018, the related consolidated statements of operations, comprehensive income, and cash flows for the three-month and six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Boise, Idaho
August 6, 2018

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and six months ended June 30, 2018 and 2017 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended June 30,
Generator Industry	2018	2017
Metal Manufacturing	17%	17%
Chemical Manufacturing	14%	15%
Broker / TSDF	14%	12%
General Manufacturing	12%	12%
Refining	11%	10%
Government	6%	6%
Waste Management & Remediation	4%	2%
Utilities	3%	4%
Transportation	3%	3%
Mining, Exploration and Production	2%	2%
Other (2)	14%	17%

(1)	Excludes all transportation service revenue
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1) for the
	Six Months Ended June 30,
Generator Industry	2018	2017
Metal Manufacturing	16%	16%
Chemical Manufacturing	14%	13%
Broker / TSDF	14%	14%
General Manufacturing	12%	13%
Refining	11%	12%
Government	6%	6%
Utilities	3%	4%
Waste Management & Remediation	3%	2%
Transportation	3%	2%
Mining, Exploration and Production	2%	2%
Other (2)	16%	16%

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

For the three months ended June 30, 2018, Base Business revenue increased 13% compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, approximately 81% of our total T&D revenue was derived from our Base Business, up from 77% for the three months ended June 30, 2017. For the six months ended June 30, 2018, Base

Business revenue increased 8% compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, approximately 82% of our total T&D revenue was derived from our Base Business, up from 81% for the six months ended June 30, 2017. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended June 30, 2018, approximately 19% of our total T&D revenue was derived from Event Business projects, down from 23% for the three months ended June 30, 2017. For the three months ended June 30, 2018, Event Business revenue decreased 8% compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, approximately 18% of our total T&D revenue was derived from Event Business projects, down from 19% for the six months ended June 30, 2017. For the six months ended June 30, 2018, Event Business revenue decreased 1% compared to the six months ended June 30, 2017. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2018 vs. 2017
$s in thousands	2018	%	2017	%	$ Change	% Change
Revenue
Environmental Services	$98,960	72%	$89,591	71%	$9,369	10%
Field & Industrial Services	37,952	28%	36,466	29%	1,486	4%
Total	136,912	100%	126,057	100%	10,855	9%
Gross Profit
Environmental Services	35,899	36%	30,673	34%	5,226	17%
Field & Industrial Services	5,549	15%	5,223	14%	326	6%
Total	41,448	30%	35,896	28%	5,552	15%
Selling, General & Administrative Expenses
Environmental Services	4,825	5%	5,260	6%	(435)	(8)%
Field & Industrial Services	2,454	6%	2,628	7%	(174)	(7)%
Corporate	13,877	n/m	12,112	n/m	1,765	15%
Total	21,156	15%	20,000	16%	1,156	6%
Adjusted EBITDA
Environmental Services	39,860	40%	34,642	39%	5,218	15%
Field & Industrial Services	4,562	12%	4,119	11%	443	11%
Corporate	(12,698)	n/m	(11,138)	n/m	(1,560)	14%
Total	$31,724	23%	$27,623	22%	$4,101	15%

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

	Three Months Ended June 30,		2018 vs. 2017
$s in thousands	2018	2017	$ Change	% Change
Net income	$13,220	$5,049	$8,171	162%
Income tax expense	4,258	2,718	1,540	57%
Interest expense	2,907	8,474	(5,567)	(66)%
Interest income	(39)	(21)	(18)	86%
Foreign currency (gain) loss	139	(158)	297	(188)%
Other income	(193)	(166)	(27)	16%
Depreciation and amortization of plant and equipment	7,044	6,987	57	1%
Amortization of intangibles	2,296	2,615	(319)	(12)%
Stock-based compensation	1,011	1,043	(32)	(3)%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,081	1,082	(1)	(0)%
Adjusted EBITDA	$31,724	$27,623	$4,101	15%

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

Revenue

Total revenue increased 9% to $136.9 million for the second quarter of 2018 compared with $126.1 million for the second quarter of 2017.

Environmental Services

Environmental Services segment revenue increased 10% to $99.0 million for the second quarter of 2018 compared to $89.6 million for the second quarter of 2017. T&D revenue increased 9% compared to the second quarter of 2017, primarily as a result of a 13% increase in Base Business revenue, partially offset by an 8% decrease in project-based Event Business revenue. Transportation service revenue increased 13% compared to the second quarter of 2017, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 1% for the second quarter of 2018 compared to the second quarter of 2017.  Tons of waste disposed of or processed at our landfills decreased 6% for the second quarter of 2018 compared to the second quarter of 2017.

T&D revenue from recurring Base Business waste generators increased 13% for the second quarter of 2018 compared to the second quarter of 2017 and comprised 81% of total T&D revenue for the second quarter of 2018. During the second quarter of 2018, increases in Base Business T&D revenue were primarily attributable to the broker/TSDF, chemical manufacturing and refining industry groups.

T&D revenue from Event Business waste generators decreased 8% for the second quarter of 2018 compared to the second quarter of 2017 and comprised 19% of total T&D revenue for the second quarter of 2018. During the second quarter of 2018, decreases in Event Business T&D revenue from the “Other”, chemical manufacturing and utilities industry groups were partially offset by an increase in Event Business T&D revenue from the metal manufacturing industry group.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the second quarter of 2018 as compared to the second quarter of 2017:

Treatment and Disposal Revenue Growth
Three Months Ended June 30, 2018 vs.
Three Months Ended June 30, 2017
Waste Management & Remediation	52%
Broker / TSDF	27%
Mining, Exploration & Production	19%
Refining	15%
Metal Manufacturing	12%
Government	9%
Chemical Manufacturing	7%
Transportation	2%
General Manufacturing	1%
Other	-6%
Utilities	-19%

Field & Industrial Services

Field & Industrial Services segment revenue increased 4% to $38.0 million for the second quarter of 2018 compared with $36.5 million for the second quarter of 2017. The increase in Field & Industrial Services segment revenue is primarily attributable to growth in our Small Quantity Generation business lines as well as stronger overall market conditions.

Gross Profit

Total gross profit increased 15% to $41.4 million for the second quarter of 2018, up from $35.9 million for the second quarter of 2017. Total gross margin was 30% for the second quarter of 2018 compared with 28% for the second quarter of 2017.

Environmental Services

Environmental Services segment gross profit increased 17% to $35.9 million for the second quarter of 2018, up from $30.7 million for the second quarter of 2017. Total segment gross margin for the second quarter of 2018 was 36% compared with 34% for the second quarter of 2017. T&D gross margin was 42% for the second quarter of 2018 compared with 38% for the second quarter of 2017.  The increase in T&D gross margin primarily reflects recovery from the temporary closure of one of our treatment facilities during the second quarter of 2017 due to severe wind damage.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 6% to $5.5 million for the second quarter of 2018. Total segment gross margin was 15% for the second quarter of 2018 compared with 14% for the second quarter of 2017, primarily  attributable to higher revenues in the second quarter of 2018 compared to the second quarter of 2017.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $21.2 million, or 15% of total revenue, for the second quarter of 2018 compared with $20.0 million, or 16% of total revenue, for the second quarter of 2017.

Environmental Services

Environmental Services segment SG&A decreased 8% to $4.8 million, or 5% of segment revenue, for the second quarter of 2018 compared with $5.3 million, or 6% of segment revenue, for the second quarter of 2017, primarily reflecting lower property tax expenses, lower bad debt expenses and lower amortization expense, partially offset by lower insurance proceeds recognized in the second quarter of 2018 compared to the second quarter of 2017. The decrease in property tax expense in the second quarter of 2018 was the result of a settlement on a dispute related to a previous property tax assessment. The second quarter of 2017 benefitted from the recognition of insurance proceeds related to the repair of one of our treatment facilities after suffering severe wind damage.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 7% to $2.5 million, or 6% of segment revenue, for the second quarter of 2018 compared with $2.6 million, or 7% of segment revenue, for the second quarter of 2017, primarily reflecting lower bad debt expenses and lower amortization expense, partially offset by lower insurance proceeds recognized in the second quarter of 2018 compared to the second quarter of 2017.

Corporate

Corporate SG&A was $13.9 million, or 10% of total revenue, for the second quarter of 2018 compared with $12.1 million, or 10% of total revenue, for the second quarter of 2017, primarily reflecting higher employee labor costs, higher information technology related expenses and higher consulting and professional services in the second quarter of 2018 compared with the second quarter of 2017.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the second quarter of 2018 was 24.4% compared with 35.0% for the second quarter of 2017. The decrease was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%.

Interest expense

Interest expense was $2.9 million for the second quarter of 2018 compared with $8.5 million for the second quarter of 2017. The decrease in interest expense in the second quarter of 2018 was primarily the result of a one-time non-cash charge of $5.5 million to interest expense in second quarter of 2017 related to the refinancing of our former credit facility.

Foreign currency gain (loss)

We recognized a $139,000 non-cash foreign currency loss for the second quarter of 2018 compared with a $158,000 non-cash foreign currency gain for the second quarter of 2017. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2018, we had $20.8 million of intercompany loans subject to currency revaluation.

Other income

Other income was $193,000 for the second quarter of 2018 compared with other income of $166,000 for the second quarter of 2017.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $7.0 million for the second quarter of both 2018 and 2017.

Amortization of intangibles

Intangible assets amortization expense was $2.3 million for the second quarter of 2018 compared with $2.6 million for the second quarter of 2017, primarily reflecting the full amortization of certain intangible assets in 2017.

Stock-based compensation

Stock-based compensation expense was $1.0 million for the second quarter of both 2018 and 2017.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the second quarter of both 2018 and 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2018 vs. 2017
$s in thousands	2018	%	2017	%	$ Change	% Change
Revenue
Environmental Services	$185,431	72%	$170,894	72%	$14,537	9%
Field & Industrial Services	71,540	28%	65,397	28%	6,143	9%
Total	256,971	100%	236,291	100%	20,680	9%
Gross Profit
Environmental Services	68,351	37%	59,360	35%	8,991	15%
Field & Industrial Services	8,768	12%	8,409	13%	359	4%
Total	77,119	30%	67,769	29%	9,350	14%
Selling, General & Administrative Expenses
Environmental Services	11,201	6%	10,991	6%	210	2%
Field & Industrial Services	4,711	7%	5,269	8%	(558)	(11)%
Corporate	27,476	n/m	23,454	n/m	4,022	17%
Total	43,388	17%	39,714	17%	3,674	9%
Adjusted EBITDA
Environmental Services	74,532	40%	66,498	39%	8,034	12%
Field & Industrial Services	6,907	10%	6,183	9%	724	12%
Corporate	(25,227)	n/m	(21,605)	n/m	(3,622)	17%
Total	$56,212	22%	$51,076	22%	$5,136	10%

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

	Six Months Ended June 30,		2018 vs. 2017
$s in thousands	2018	2017	$ Change	% Change
Net income	$22,463	$10,234	$12,229	119%
Income tax expense	7,778	5,797	1,981	34%
Interest expense	5,716	12,604	(6,888)	(55)%
Interest income	(63)	(31)	(32)	103%
Foreign currency (gain) loss	153	(246)	399	(162)%
Other income	(2,316)	(303)	(2,013)	664%
Depreciation and amortization of plant and equipment	13,649	13,621	28	0%
Amortization of intangibles	4,598	5,286	(688)	(13)%
Stock-based compensation	2,079	1,959	120	6%
Accretion and non-cash adjustment of closure & post-closure liabilities	2,155	2,155	—	—%
Adjusted EBITDA	$56,212	$51,076	$5,136	10%

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

Revenue

Total revenue increased 9% to $257.0 million for the first six months of 2018 compared with $236.3 million for the first six months of 2017.

Environmental Services

Environmental Services segment revenue increased 9% to $185.4 million for the first six months of 2018 compared to $170.9 million for the first six months of 2017. T&D revenue increased 7% compared to the first six months of 2017, primarily as a result of an 8% increase in Base Business revenue, partially offset by a 1% decrease in project-based Event Business revenue. Transportation service revenue increased 13% compared to the first six months of 2017, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities for the first six months of 2018 was consistent with the first six months of 2017.  Tons of waste disposed of or processed at our landfills decreased 1% for the first six months of 2018 compared to the first six months of 2017.

T&D revenue from recurring Base Business waste generators increased 8% for the first six months of 2018 compared to the first six months of 2017 and comprised 82% of total T&D revenue for the first six months of 2018. During the first six months of 2018, increases in Base Business T&D revenue from the chemical manufacturing, broker/TSDF, “Other” and general manufacturing industry groups were partially offset by a decrease in Base Business T&D revenue from the metal manufacturing industry group.

T&D revenue from Event Business waste generators decreased 1% for the first six months of 2018 compared to the first six months of 2017 and comprised 18% of total T&D revenue for the first six months of 2018. During the first six months of 2018, decreases in Event Business T&D revenue from the general manufacturing, chemical manufacturing and refining industry groups were partially offset by increases in Event Business T&D revenue from the metal manufacturing and “Other” industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first six months of 2018 as compared to the first six months of 2017:

Treatment and Disposal Revenue Growth
Six Months Ended June 30, 2018 vs.
Six Months Ended June 30, 2017
Waste Management & Remediation	53%
Chemical Manufacturing	12%
Other	12%
Transportation	11%
Broker / TSDF	9%
Government	5%
Metal Manufacturing	4%
Mining, Exploration & Production	2%
Refining	-3%
General Manufacturing	-4%
Utilities	-8%

Field & Industrial Services

Field & Industrial Services segment revenue increased 9% to $71.5 million for the first six months of 2018 compared with $65.4 million for the first six months of 2017. The increase in Field & Industrial Services segment revenue is primarily attributable to growth in our Total Waste Management and Small Quantity Generation business lines as well as stronger overall market conditions.

Gross Profit

Total gross profit increased 14% to $77.1 million for the first six months of 2018, up from $67.8 million for the first six months of 2017. Total gross margin was 30% for the first six months of 2018 compared with 29% for the first six months of 2017.

Environmental Services

Environmental Services segment gross profit increased 15% to $68.4 million for the first six months of 2018, up from $59.4 million for the first six months of 2017. Total segment gross margin for the first six months of 2018 was 37%

compared with 35% for the first six months of 2017. T&D gross margin was 41% for the first six months of 2018 compared with 38% for the first six months of 2017. The increase in T&D gross margin primarily reflects recovery from the temporary closure of one of our treatment facilities during 2017 due to severe wind damage.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 4% to $8.8 million for the first six months of 2018. Total segment gross margin was 12% for the first six months of 2018 compared with 13% for the first six months of 2017, primarily reflecting higher costs in our Industrial Services business in early 2018 due to harsh winter conditions in the markets in which we operate.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $43.4 million, or 17% of total revenue, for the first six months of 2018 compared with $39.7 million, or 17% of total revenue, for the first six months of 2017.

Environmental Services

Environmental Services segment SG&A increased 2% to $11.2 million, or 6% of segment revenue, for the first six months of 2018 compared with $11.0 million, or 6% of segment revenue, for the first six months of 2017, primarily reflecting lower insurance proceeds recognized, partially offset by lower property tax expenses and lower amortization expense in the first six months of 2018 compared to the first six months of 2017. The first six months of 2017 benefitted from the recognition of insurance proceeds related to the repair of one of our treatment facilities after suffering severe wind damage. The decrease in property tax expense in the first six months of 2018 was the result of a settlement on a dispute related to a previous property tax assessment.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 11% to $4.7 million, or 7% of segment revenue, for the first six months of 2018 compared with $5.3 million, or 8%  of segment revenue, for the first six months of 2017, primarily reflecting lower bad debt expense and lower amortization expense, partially offset by lower insurance proceeds recognized in the first six months of 2018 compared to the first six months of 2017.

Corporate

Corporate SG&A was $27.5 million, or 11% of total revenue, for the first six months of 2018 compared with $23.5 million, or 10% of total revenue, for the first six months of 2017, primarily reflecting higher employee labor costs and higher consulting and professional services in the first six months of 2018 compared with the first six months of 2017.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first six months of 2018 was 25.7% compared with 36.2% for the first six months of 2017. The decrease was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%.

Interest expense

Interest expense was $5.7 million for the first six months of 2018 compared with $12.6 million for the first six months of 2017. The decrease in interest expense in the first six months of 2018 was primarily the result of a one-time non-cash charge of $5.5 million to interest expense in 2017 related to the refinancing of our former credit facility as well as a lower effective interest rate under our new credit agreement.

Foreign currency gain (loss)

We recognized a $153,000 non-cash foreign currency loss for the first six months of 2018 compared with a $246,000 non-cash foreign currency gain for the first six months of 2017. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2018, we had $20.8 million of intercompany loans subject to currency revaluation.

Other income

Other income was $2.3 million for the first six months of 2018 compared with other income of $303,000 for the first six months of 2017, primarily reflecting a $2.0 million gain in the first six months of 2018 on the issuance of a property easement on a portion of unutilized Company-owned land at one of our operating facilities.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $13.6 million for the first six months of both 2018 and 2017.

Amortization of intangibles

Intangible assets amortization expense was $4.6 million for the first six months of 2018 compared with $5.3 million for the first six months of 2017, primarily reflecting the full amortization of certain intangible assets in 2017.

Stock-based compensation

Stock-based compensation expense increased to $2.1 million for the first six months of 2018 compared with $2.0 million for the first six months of 2017.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $2.2 million for the first six months of both 2018 and 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under our senior secured Credit Agreement entered into on April 18, 2017. At June 30, 2018, we had $53.3 million in cash and cash equivalents immediately available and $216.7 million of borrowing capacity available under our Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $48.0 million. This primarily reflects net income of $22.5 million, non-cash depreciation, amortization and accretion of $20.4 million, an increase in accounts payable and accrued liabilities of $10.3 million and share-based compensation of $2.1 million, partially offset by a decrease in income taxes payable of $2.9 million, an increase in income taxes receivable of $2.9 million, and a decrease in accrued salaries and benefits of $2.3 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. The decrease in income taxes payable and the increase in income taxes receivable is primarily attributable to the timing of income tax payments.  The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first six months of 2018 for accrued 2017 incentive compensation.

Days sales outstanding were 73 days as of June 30, 2018, compared to 77 days as of December 31, 2017 and June 30, 2017.

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

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $14.9 million, primarily related to capital expenditures. Significant capital projects included continuing construction of additional disposal capacity and railway expansion at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the six months ended June 30, 2017, net cash used in investing activities was $17.5 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities was $6.9 million, consisting primarily of dividend payments to our stockholders of $7.9 million, partially offset by $1.5 million in proceeds received from the exercise of stock options.

For the six months ended June 30, 2017, net cash used in financing activities was $15.7 million, consisting primarily of $283.0 million of repayment of the Company’s long-term debt under our former credit agreement, $281.0 million of initial proceeds from the issuance of long-term debt under the new credit agreement, $4.0 million of subsequent payments of long-term debt under the new credit agreement, $7.8 million of dividend payments to our stockholders and net payment activity on the Company’s short-term borrowings of $2.2 million.

Credit Agreement

The Credit Agreement (the “new credit agreement” or the “Credit Agreement”) provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement).

At June 30, 2018, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.46%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $180.0 million, or 65%, of the Revolving Credit Facility borrowings as of June 30, 2018.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2018, there were $277.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the

Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of June 30, 2018, there were no amounts outstanding subject to the Sweep Arrangement.

As of June 30, 2018, the availability under the Revolving Credit Facility was $216.7 million with $6.3 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 9 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2018. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2018, $4.9 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of June 30, 2018, there were $277.0 million of revolving loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $277.0 million under the Credit Agreement at June 30, 2018 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.0 million for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the six months ended June 30, 2018, our Canadian subsidiaries transacted approximately 61% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2018, we had $20.8 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the six months ended June 30, 2018, the CAD strengthened as compared to the USD resulting in a $1.0 million non-cash foreign currency translation loss being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of June 30, 2018, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2018 would have generated a gain or loss of approximately $208,000 for the six months ended June, 2018.

We had a total pre-tax foreign currency loss of $153,000 for the six months ended June 30, 2018. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

During the second quarter of 2018, we implemented a new enterprise resource planning (“ERP”) system to bring the Company and all of its subsidiaries onto a consolidated ERP system. Accordingly, we are modifying the design and documentation of certain internal control processes and procedures related to the integrated ERP system. We do not believe that the implementation of the ERP system will materially adversely affect our internal control over financial reporting.

Other than the ERP system implementation described above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or six months ended June 30, 2018. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the six months ended June 30, 2018:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2018	—	$—	—	$25,000,000
February 1 to 28, 2018	—	—	—	25,000,000
March 1 to 31, 2018 (1)	5,564	56.20	—	25,000,000
April 1 to 30, 2018	—	—	—	25,000,000
May 1 to 31, 2018	—	—	—	25,000,000
June 1 to 30, 2018	—	—	—	25,000,000
Total	5,564	$56.20	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 6, 2018	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer