Form 10-Q
period 2018-09-30
US ECOLOGY, INC.
filed 2018-11-05
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 31, 2018, there were 22,039,794 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$26,076	$27,042
Receivables, net	137,956	110,777
Prepaid expenses and other current assets	11,834	9,138
Income taxes receivable	7,883	—
Total current assets	183,749	146,957

Property and equipment, net	246,637	234,432
Restricted cash and investments	4,897	5,802
Intangible assets, net	216,754	222,812
Goodwill	196,379	189,373
Other assets	4,758	2,700
Total assets	$853,174	$802,076

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$15,006	$14,868
Deferred revenue	12,072	8,532
Accrued liabilities	37,168	22,888
Accrued salaries and benefits	15,757	14,242
Income taxes payable	—	2,970
Current portion of closure and post-closure obligations	2,401	2,330
Total current liabilities	82,404	65,830

Long-term closure and post-closure obligations	75,847	73,758
Long-term debt	277,000	277,000
Other long-term liabilities	1,292	3,828
Deferred income taxes, net	62,790	57,583
Total liabilities	499,333	477,999

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 22,040 and 21,849 shares issued, respectively	220	218
Additional paid-in capital	182,737	177,498
Retained earnings	179,585	155,533
Treasury stock, at cost, 8 and 3 shares, respectively	(370)	(68)
Accumulated other comprehensive loss	(8,331)	(9,104)
Total stockholders’ equity	353,841	324,077
Total liabilities and stockholders’ equity	$853,174	$802,076

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$151,416	$134,054	$408,387	$370,345
Direct operating costs	104,116	96,321	283,968	264,843
Gross profit	47,300	37,733	124,419	105,502
Selling, general and administrative expenses	23,649	22,444	67,037	62,158
Impairment charges	3,666	—	3,666	—
Operating income	19,985	15,289	53,716	43,344
Other income (expense):
Interest income	34	18	97	49
Interest expense	(3,066)	(2,783)	(8,782)	(15,387)
Foreign currency gain (loss)	(303)	275	(456)	521
Other	177	234	2,493	537
Total other expense	(3,158)	(2,256)	(6,648)	(14,280)

Income before income taxes	16,827	13,033	47,068	29,064
Income tax expense	3,400	4,668	11,178	10,465
Net income	$13,427	$8,365	$35,890	$18,599

Earnings per share:
Basic	$0.61	$0.38	$1.64	$0.86
Diluted	$0.61	$0.38	$1.63	$0.85

Shares used in earnings per share calculation:
Basic	21,928	21,774	21,866	21,750
Diluted	22,099	21,931	22,027	21,893

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$13,427	$8,365	$35,890	$18,599
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,590	2,436	(1,878)	4,427
Net changes in interest rate hedge, net of taxes of $114, $134, $706 and $317, respectively	428	249	2,651	588
Comprehensive income, net of tax	$15,445	$11,050	$36,663	$23,614

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$35,890	$18,599
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	3,666	—
Depreciation and amortization of property and equipment	20,991	21,007
Amortization of intangible assets	6,925	7,586
Accretion of closure and post-closure obligations	3,242	3,245
Unrealized foreign currency loss (gain)	899	(1,500)
Deferred income taxes	4,730	(1,011)
Share-based compensation expense	3,272	2,954
Unrecognized tax benefits	674	—
Net (gain) loss on disposition of assets	(57)	287
Amortization and write-off of debt issuance costs	607	5,806
Amortization and write-off of debt discount	—	667
Changes in assets and liabilities (net of effects of business acquisition):
Receivables	(27,573)	(20,142)
Income taxes receivable	(7,878)	1,592
Other assets	(2,355)	(2,638)
Accounts payable and accrued liabilities	11,218	6,174
Deferred revenue	3,579	4,228
Accrued salaries and benefits	1,576	2,676
Income taxes payable	(2,884)	1,112
Closure and post-closure obligations	(1,026)	(1,277)
Net cash provided by operating activities	55,496	49,365

Cash flows from investing activities:
Purchases of property and equipment	(25,791)	(26,354)
Purchases of restricted investments	(673)	(400)
Proceeds from sale of restricted investments	583	402
Proceeds from sale of property and equipment	307	957
Business acquisition	(21,253)
Net cash used in investing activities	(46,827)	(25,395)

Cash flows from financing activities:
Payments on long-term debt	—	(287,040)
Proceeds from long-term debt	—	281,000
Payments on short-term borrowings	—	(13,438)
Proceeds from short-term borrowings	—	11,260
Dividends paid	(11,839)	(11,778)
Proceeds from exercise of stock options	2,427	1,050
Deferred financing costs paid	—	(2,967)
Payment of equipment financing obligations	(326)	(268)
Other	(313)	(121)
Net cash used in financing activities	(10,051)	(22,302)

Effect of foreign exchange rate changes on cash	(578)	588

Increase (decrease) in Cash and cash equivalents and restricted cash	(1,960)	2,256
Cash and cash equivalents and restricted cash at beginning of period	28,799	8,722
Cash and cash equivalents and restricted cash at end of period	$26,839	$10,978

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	27,042	7,015
Restricted cash at beginning of period	1,757	1,707
Cash and cash equivalents and restricted cash at beginning of period	$28,799	$8,722
Cash and cash equivalents at end of period	26,076	9,244
Restricted cash at end of period	763	1,734
Cash and cash equivalents and restricted cash at end of period	$26,839	$10,978
Supplemental Disclosures:
Income taxes paid, net of receipts	$17,842	$9,274
Interest paid	$8,001	$8,981
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$2,684	$1,044
Restricted stock issued from treasury shares	$11	$113

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2018.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This ASU allows for an optional one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effects resulting from the new corporate tax rate under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The new guidance requires additional disclosures, regardless of whether the optional reclassification is elected. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. The Company has elected not to make this optional reclassification.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, the Company has recorded provisional amounts. We were able to reasonably estimate the transition tax and record an initial provisional tax obligation of $1.4 million at December 31, 2017. Adjusted for information available and guidance provided through September 30, 2018, we have now recorded a provisional transition tax obligation totaling $3.3 million.  We will continue to consider new guidance related to our provisional amounts and will complete our accounting during the fourth quarter of 2018.

The Tax Act also includes provisions to tax Global Intangible Low-Taxed Income (“GILTI”) of foreign subsidiaries in excess of a deemed return on their tangible assets. Due to the complexities of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under U.S. GAAP. Pursuant to the Tax Act, corporations are allowed to make an accounting policy election to either (1) account for GILTI as a component of income tax expense in the period in which the corporation is subject to the rules (the “period cost method”), or (2) account for GILTI in the corporation's measurement of deferred taxes (the “deferred method”). The Company has not currently elected a method and will do so after completing its analysis of the GILTI provisions of the Tax Act depending on the analysis of the Company’s global income. Therefore, the Company has not recorded any potential deferred tax effects related to the GILTI in its financial statements and has no policy election regarding whether to record deferred taxes on GILTI or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in its annual effective tax rate for 2018. The Company expects to complete the accounting during the measurement period.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230). This ASU amends the guidance in ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is based on the Emerging Issues Task Force’s consensuses reached on Issue 16-A. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 as of January 1, 2018 using the retrospective adoption method. The impact of retrospective application of ASU 2016-18 is not material, as restricted cash activity for the nine months ended September 30, 2017 was not deemed to be significant. Restricted cash is now included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230). This ASU amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-15 as of January 1, 2018 using the retrospective adoption method. The only provision applicable to the Company relates to the treatment of proceeds from the settlement of insurance claims in connection with damaged property and equipment. There was no related impact on the classification of insurance settlement proceeds in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. The Company plans to elect and use this optional transitional method. We are currently assessing the impact the adoption of ASU 2016-02 may have on our consolidated financial position. We do not expect the adoption of the standards to have a material impact on our results of operations or cash flows and plan to adopt this guidance effective January 1, 2019.

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

Our operations are managed in two reportable segments, Environmental Services and Field & Industrial Services, reflecting our internal reporting structure and nature of services offered. The operations not managed through our two reportable segments are recorded as Corporate. See Note 16 for additional information.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$82,663	$3,556	$86,219
Services Revenue:
Transportation and Logistics (2)	24,534	9,345	33,879
Industrial Cleaning (3)	—	5,691	5,691
Technical Services (4)	—	14,185	14,185
Remediation (5)	—	6,776	6,776
Other (6)	—	4,666	4,666
Revenue	$107,197	$44,219	$151,416

	Three Months Ended September 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$77,071	$2,595	$79,666
Services Revenue:
Transportation and Logistics (2)	20,590	4,955	25,545
Industrial Cleaning (3)	—	4,328	4,328
Technical Services (4)	—	20,314	20,314
Remediation (5)	—	2,672	2,672
Other (6)	—	1,529	1,529
Revenue	$97,661	$36,393	$134,054

	Nine Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$232,942	$9,459	$242,401
Services Revenue:
Transportation and Logistics (2)	59,686	22,593	82,279
Industrial Cleaning (3)	—	13,353	13,353
Technical Services (4)	—	55,370	55,370
Remediation (5)	—	8,454	8,454
Other (6)	—	6,530	6,530
Revenue	$292,628	$115,759	$408,387

	Nine Months Ended September 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$217,012	$8,133	$225,145
Services Revenue:
Transportation and Logistics (2)	51,543	15,218	66,761
Industrial Cleaning (3)	—	13,252	13,252
Technical Services (4)	—	55,778	55,778
Remediation (5)	—	6,495	6,495
Other (6)	—	2,914	2,914
Revenue	$268,555	$101,790	$370,345

(1)

We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended September 30, 2018 and 2017, 22% and 26%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 78% and 74% of our treatment and disposal revenue for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, 20% and 22%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 80% and 78% of our treatment and disposal revenue for the nine months ended September 30, 2018 and 2017, respectively.

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

We provide services in the United States and Canada. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$85,183	$44,219	$129,402	$76,428	$36,393	$112,821
Canada	22,014	—	22,014	21,233	—	21,233
Total revenue	$107,197	$44,219	$151,416	$97,661	$36,393	$134,054

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$245,086	$115,759	$360,845	$217,986	$101,790	$319,776
Canada	47,542	—	47,542	50,569	—	50,569
Total revenue	$292,628	$115,759	$408,387	$268,555	$101,790	$370,345

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services. Deferred revenue includes waste that has been received but not yet treated or disposed, and is recognized when services are performed. During the three and nine months ended September 30, 2018, we recognized $496,000 and $8.3 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the year.

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

NOTE 3.     BUSINESS COMBINATION

On August 31, 2018, the Company acquired ES&H of Dallas, LLC (“ES&H Dallas”), which provides emergency and spill response, light industrial services and transportation and logistics for waste disposal and recycling from locations in Dallas and Midland, Texas. The total purchase price was $21.3 million and was funded with cash on hand. The ES&H Dallas facilities are reported as part of our Field and Industrial Services segment. The Company believes that revenues, net income, earnings per share and total assets of ES&H Dallas are not significant and thus, pro forma financial information has not been provided.

We allocated the purchase price to the assets acquired based on preliminary estimates of the fair value at the date of acquisition, resulting in $8.5 million allocated to property and equipment and other current assets, $8.9 million allocated to goodwill (which is deductible for tax purposes) and $3.9 million allocated to intangible assets (consisting primarily of customer relationships) to be amortized over a weighted average life of approximately 14 years. The purchase price allocation is preliminary, as estimates and assumptions are subject to change as more information becomes available.

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)
Other comprehensive income before reclassifications, net of tax	(1,878)	2,310	432
Amounts reclassified out of AOCI, net of tax (1)	—	341	341
Other comprehensive income, net	(1,878)	2,651	773
Balance at September 30, 2018	$(10,481)	$2,150	$(8,331)

(1)

Before-tax reclassifications of $40,000  ($31,000 after-tax) and $432,000 ($341,000 after-tax) for the three and nine months ended September 30, 2018, respectively, and before-tax reclassifications of $474,000  ($308,000 after-tax) and $1.8 million ($1.2  a million after-tax) for the three and nine months ended September 30, 2017,  were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $159,000  ($126,000 after-tax).

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2018 or the three or nine months ended September 30, 2017. No customer accounted for more than 10% of total trade receivables as of September 30, 2018 or December 31, 2017.

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

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2018	2017
Trade	$108,260	$96,760
Unbilled revenue	29,680	16,176
Other	3,080	637
Total receivables	141,020	113,573
Allowance for doubtful accounts	(3,064)	(2,796)
Receivables, net	$137,956	$110,777

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At September 30, 2018, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2018
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,552	$2,582	$—	$4,134
Money market funds (2)	763	—	—	763
Interest rate swap agreement (3)	—	2,722	—	2,722
Total	$2,315	$5,304	$—	$7,619

	December 31, 2017
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,396	$2,649	$—	$4,045
Money market funds (2)	1,757	—	—	1,757
Total	$3,153	$2,649	$—	$5,802

Liabilities:
Interest rate swap agreement (3)	$—	$638	$—	$638
Total	$—	$638	$—	$638

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

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other assets and Other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2018	2017
Cell development costs	$145,450	$142,144
Land and improvements	46,283	36,499
Buildings and improvements	89,355	87,034
Railcars	17,299	17,299
Vehicles and other equipment	141,712	122,697
Construction in progress	19,437	23,334
Total property and equipment	459,536	429,007
Accumulated depreciation and amortization	(212,899)	(194,575)
Property and equipment, net	$246,637	$234,432

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $7.3 million and $7.4 million, respectively. Depreciation and amortization expense was $21.0 million for each of the nine months ended September 30, 2018 and 2017.

NOTE 9.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2018 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2017	$150,699	$(5,457)	$44,131	$—	$189,373
ES&H Dallas acquisition	—	—	8,925	—	8,925
Impairment charges	—	(1,413)	—	—	(1,413)
Foreign currency translation	(506)	—	—	—	(506)
Balance at September 30, 2018	$150,193	$(6,870)	$53,056	$—	$196,379

We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with our annual budgeting process commencing in the third quarter and review of the projected future cash flows of our reporting units used in our annual assessment of goodwill, it was determined that the projected future cash flows of our Mobile Recycling reporting unit (described below), which is part of our Environmental Services segment, indicated that the fair value of the reporting unit may be below its carrying amount. Accordingly, we performed an interim assessment of the reporting unit’s goodwill as of September 30, 2018. Based on the results of that assessment, goodwill was deemed impaired and we recognized an impairment charge of $1.4 million in the third quarter of 2018, representing the reporting unit’s entire goodwill balance.

Our Mobile Recycling reporting unit operates a fleet of mobile solvent recycling stills that provide on-site recycling services throughout the Eastern United States. The trailer mounted stills are self-contained units that perform solvent distillation at the point of generation. Waste solvents are processed in 500 to 7,500 gallon batches, and clean solvent is returned for reuse. The factors contributing to the $1.4 million goodwill impairment charge principally related to declining business and cash flows, which negatively impacted the reporting unit’s prospective financial information in its discounted cash flow model and the reporting unit's estimated fair value as compared to previous estimates.

Intangible assets, net consisted of the following:

	September 30, 2018			December 31, 2017
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$111,200	$(14,324)	$96,876	$111,818	$(12,459)	$99,359
Customer relationships	87,751	(24,158)	63,593	84,977	(20,168)	64,809
Technology - formulae and processes	7,049	(1,755)	5,294	7,250	(1,630)	5,620
Customer backlog	3,652	(1,565)	2,087	3,652	(1,291)	2,361
Tradename	4,290	(4,290)	—	4,318	(4,318)	—
Developed software	2,898	(1,522)	1,376	2,926	(1,319)	1,607
Non-compete agreements	1,092	(757)	335	748	(748)	—
Internet domain and website	536	(121)	415	540	(100)	440
Database	388	(166)	222	393	(153)	240
Total amortizing intangible assets	218,856	(48,658)	170,198	216,622	(42,186)	174,436
Nonamortizing intangible assets:
Permits and licenses	46,424	—	46,424	48,241	—	48,241
Tradename	132	—	132	135	—	135
Total intangible assets	$265,412	$(48,658)	$216,754	$264,998	$(42,186)	$222,812

In connection with the interim goodwill impairment assessment of the Mobile Recycling reporting unit, we also assessed the reporting unit’s indefinite-lived permit intangible asset and other finite-lived tangible and intangible assets for impairment as of September 30, 2018. Based on the results of that assessment, the carrying amounts of the indefinite-lived permit intangible asset and other finite-lived intangible assets exceeded their estimated fair values and, as a result, we recognized a $2.3 million impairment charge in the third quarter of 2018. The factors and timing contributing to the indefinite-lived intangible asset and the other finite-lived intangible assets impairment charges were the same as the factors and timing described above with regards to the Mobile Recycling reporting unit goodwill impairment charge.

During the nine months ended September 30, 2018, the Company acquired ES&H Dallas and recorded $8.9 million of goodwill and $3.9 million of amortizing intangible assets (consisting primarily of customer relationships) as a result of the acquisition. See Note 3 for additional information.

Amortization expense was $2.3 million for each of the three months ended September 30, 2018 and 2017. Amortization expense for the nine months ended September 30, 2018 and 2017 was $6.9 million and $7.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

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

At September 30, 2018, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.49%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $175.0 million, or 63%, of the Revolving Credit Facility borrowings as of September 30, 2018.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2018, there were $277.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of September 30, 2018, there were no amounts outstanding subject to the Sweep Arrangement.

As of September 30, 2018, the availability under the Revolving Credit Facility was $217.3 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At September 30, 2018, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2018	September 30, 2018
Closure and post-closure obligations, beginning of period	$77,567	$76,088
Accretion expense	1,087	3,242
Payments	(444)	(1,026)
Foreign currency translation	38	(56)
Closure and post-closure obligations, end of period	78,248	78,248
Less current portion	(2,401)	(2,401)
Long-term portion	$75,847	$75,847

NOTE 12.   INCOME TAXES

Our effective tax rate for the three months ended September 30, 2018 was 20.2%, down from 35.8% for the three months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 23.7%, down from 36.0% for the nine months ended September 30, 2017. The decrease for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%. In addition, the Company implemented various federal and state tax planning strategies which favorably impacted the effective tax rate, partially offset by the impact of the tax associated with the deemed repatriation of foreign earnings. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 also reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), on January 1, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We were able to reasonably estimate the transition tax and record an initial provisional tax obligation of $1.4 million at December 31, 2017. As adjusted for new information available and guidance provided through September 30, 2018, we have now recorded a provisional transition tax obligation totaling $3.3 million.  We will continue to consider new guidance related to our provisional amounts and will complete our accounting during the fourth quarter of 2018.

Gross unrecognized tax benefits were $590,000 as of September 30, 2018 that, if recognized, would favorably affect our effective tax rate.  Gross unrecognized tax benefits are included in Other long-term liabilities in the consolidated balance sheet as of September 30, 2018.  There were no unrecognized tax benefits as of December 31, 2017. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses.

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

NOTE 13.   EARNINGS PER SHARE

	Three Months Ended September 30,
	2018		2017
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$13,427	$13,427	$8,365	$8,365
Weighted average basic shares outstanding	21,928	21,928	21,774	21,774

Dilutive effect of stock-based awards		171		157
Weighted average diluted shares outstanding		22,099		21,931

Earnings per share	$0.61	$0.61	$0.38	$0.38
Anti-dilutive shares excluded from calculation		16		117

	Nine Months Ended September 30,
	2018		2017
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$35,890	$35,890	$18,599	$18,599
Weighted average basic shares outstanding	21,866	21,866	21,750	21,750

Dilutive effect of stock-based awards		161		143
Weighted average diluted shares outstanding		22,027		21,893

Earnings per share	$1.64	$1.63	$0.86	$0.85
Anti-dilutive shares excluded from calculation		56		115

NOTE 14.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or nine months ended September 30, 2018. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of September 30, 2018, 1,017,403 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2018 are as follows:

	2018
Stock price on grant date	$51.00
Expected term	3.0	years
Expected volatility	30%
Risk-free interest rate	2.0%
Expected dividend yield	1.4%

A summary of our PSU, restricted stock and RSU activity for the nine months ended September 30, 2018 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2017	30,963	$53.76	66,701	$44.83	47,151	$45.56
Granted	14,100	63.56	32,700	53.24	39,674	59.19
Vested	(5,863)	65.78	(24,297)	50.23	(17,732)	44.90
Cancelled, expired or forfeited	—	—	(116)	49.97	(1,292)	44.87
Outstanding as of September 30, 2018	39,200	$55.48	74,988	$46.74	67,801	$53.72

During the nine months ended September 30, 2018, 5,863 PSUs vested and PSU holders earned 5,996 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2017	429,729	$38.58
Granted	40,900	51.00
Exercised	(227,313)	34.10
Cancelled, expired or forfeited	(5,703)	43.15
Outstanding as of September 30, 2018	237,613	$44.90
Exercisable as of September 30, 2018	127,495	$44.38

During the nine months ended September 30, 2018, option holders tendered 84,444 options in connection with options exercised via net share settlement.

Treasury Stock

During the nine months ended September 30, 2018, the Company repurchased 5,564 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $56.20 per share.

Dividends

The Company paid dividends of $0.18 per common share during each of the three months ended September 30, 2018 and 2017 and paid dividends of $0.54 per common share during each of the nine months ended September 30, 2018 and 2017.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$107,197	$44,219	$—	$151,416
Depreciation, amortization and accretion	$8,903	$1,537	$316	$10,756
Capital expenditures	$9,878	$573	$379	$10,830
Total assets	$614,228	$157,989	$80,957	$853,174

	Three Months Ended September 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$97,661	$36,393	$—	$134,054
Depreciation, amortization and accretion	$9,342	$1,316	$118	$10,776
Capital expenditures	$7,594	$561	$647	$8,802
Total assets	$619,156	$124,053	$59,442	$802,651

	Nine Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$292,628	$115,759	$—	$408,387
Depreciation, amortization and accretion	$26,089	$4,307	$762	$31,158
Capital expenditures	$20,818	$3,460	$1,513	$25,791
Total assets	$614,228	$157,989	$80,957	$853,174

	Nine Months Ended September 30, 2017
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$268,555	$101,790	$—	$370,345
Depreciation, amortization and accretion	$27,238	$4,225	$375	$31,838
Capital expenditures	$21,204	$2,900	$2,250	$26,354
Total assets	$619,156	$124,053	$59,442	$802,651

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

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

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2018	2017	2018	2017
Net income	$13,427	$8,365	$35,890	$18,599
Income tax expense	3,400	4,668	11,178	10,465
Interest expense	3,066	2,783	8,782	15,387
Interest income	(34)	(18)	(97)	(49)
Foreign currency (gain) loss	303	(275)	456	(521)
Other income	(177)	(234)	(2,493)	(537)
Impairment charges	3,666	—	3,666	—
Depreciation and amortization of plant and equipment	7,342	7,386	20,991	21,007
Amortization of intangibles	2,327	2,300	6,925	7,586
Stock-based compensation	1,193	995	3,272	2,954
Accretion and non-cash adjustment of closure & post-closure liabilities	1,087	1,090	3,242	3,245
Adjusted EBITDA	$35,600	$27,060	$91,812	$78,136

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2018	2017	2018	2017
Adjusted EBITDA:
Environmental Services	$43,210	$35,524	$117,742	$102,022
Field & Industrial Services	6,236	3,646	13,143	9,829
Corporate	(13,846)	(12,110)	(39,073)	(33,715)
Total	$35,600	$27,060	$91,812	$78,136

Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2018	2017
United States	$402,923	$396,066
Canada	60,468	61,178
Total long-lived assets	$463,391	$457,244

NOTE 17.   SUBSEQUENT EVENTS

Quarterly Dividend

On October 1, 2018, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 19, 2018. The dividend was paid using cash on hand on October 26, 2018 in an aggregate amount of $4.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the "Company") as of September 30, 2018, the related consolidated statements of operations, comprehensive income, and cash flows for the three-month and nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2018

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2018 and 2017 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended September 30,
Generator Industry	2018	2017
Chemical Manufacturing	19%	20%
Metal Manufacturing	17%	15%
Broker / TSDF	12%	12%
General Manufacturing	11%	13%
Refining	10%	10%
Government	7%	6%
Utilities	3%	4%
Waste Management & Remediation	2%	3%
Transportation	2%	3%
Mining, Exploration and Production	2%	3%
Other (2)	15%	11%

(1)	Excludes all transportation service revenue
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1) for the
	Nine Months Ended September 30,
Generator Industry	2018	2017
Metal Manufacturing	16%	16%
Chemical Manufacturing	16%	16%
Broker / TSDF	13%	13%
General Manufacturing	12%	13%
Refining	11%	11%
Government	6%	6%
Utilities	3%	4%
Waste Management & Remediation	3%	3%
Transportation	3%	3%
Mining, Exploration and Production	2%	3%
Other (2)	15%	12%

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

For the three months ended September 30, 2018, Base Business revenue increased 9% compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, approximately 78% of our total T&D revenue was derived from our Base Business, up from 74% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, Base Business revenue increased 8% compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, approximately 80% of our total T&D revenue was derived from our Base Business, up from 78% for the nine months ended September 30, 2017. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2018, approximately 22% of our total T&D revenue was derived from Event Business projects, down from 26% for the three months ended September 30, 2017. For the three months ended September 30, 2018, Event Business revenue decreased 8% compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, approximately 20% of our total T&D revenue was derived from Event Business projects, down from 22% for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, Event Business revenue decreased 4% compared to the nine months ended September 30, 2017. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Operating results and percentage of revenues were as follows:

	Three Months Ended September 30,				2018 vs. 2017
$s in thousands	2018	%	2017	%	$ Change	% Change
Revenue
Environmental Services	$107,197	71%	$97,661	73%	$9,536	10%
Field & Industrial Services	44,219	29%	36,393	27%	7,826	22%
Total	151,416	100%	134,054	100%	17,362	13%
Gross Profit
Environmental Services	39,930	37%	33,146	34%	6,784	20%
Field & Industrial Services	7,370	17%	4,587	13%	2,783	61%
Total	47,300	31%	37,733	28%	9,567	25%
Selling, General & Administrative Expenses
Environmental Services	5,725	5%	7,074	7%	(1,349)	(19)%
Field & Industrial Services	2,759	6%	2,318	6%	441	19%
Corporate	15,165	n/m	13,052	n/m	2,113	16%
Total	23,649	16%	22,444	17%	1,205	5%
Adjusted EBITDA
Environmental Services	43,210	40%	35,524	36%	7,686	22%
Field & Industrial Services	6,236	14%	3,646	10%	2,590	71%
Corporate	(13,846)	n/m	(12,110)	n/m	(1,736)	14%
Total	$35,600	24%	$27,060	20%	$8,540	32%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges and other income/expense. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		2018 vs. 2017
$s in thousands	2018	2017	$ Change	% Change
Net income	$13,427	$8,365	$5,062	61%
Income tax expense	3,400	4,668	(1,268)	(27)%
Interest expense	3,066	2,783	283	10%
Interest income	(34)	(18)	(16)	89%
Foreign currency (gain) loss	303	(275)	578	(210)%
Other income	(177)	(234)	57	(24)%
Impairment charges	3,666	—	3,666	n/m
Depreciation and amortization of plant and equipment	7,342	7,386	(44)	(1)%
Amortization of intangibles	2,327	2,300	27	1%
Stock-based compensation	1,193	995	198	20%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,087	1,090	(3)	(0)%
Adjusted EBITDA	$35,600	$27,060	$8,540	32%

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

Revenue

Total revenue increased 13% to $151.4 million for the third quarter of 2018 compared with $134.1 million for the third quarter of 2017.

Environmental Services

Environmental Services segment revenue increased 10% to $107.2 million for the third quarter of 2018, compared to $97.7 million for the third quarter of 2017. T&D revenue increased 8% compared to the third quarter of 2017, primarily as a result of a 9% increase in Base Business revenue, partially offset by an 8% decrease in project-based Event Business revenue. Transportation service revenue increased 18% compared to the third quarter of 2017, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 1% for the third quarter of 2018 compared to the third quarter of 2017.  Tons of waste disposed of or processed at our landfills increased 7% for the third quarter of 2018 compared to the third quarter of 2017.

T&D revenue from recurring Base Business waste generators increased 9% for the third quarter of 2018 compared to the third quarter of 2017 and comprised 78% of total T&D revenue for the third quarter of 2018. During the third quarter of 2018, increases in Base Business T&D revenue were primarily attributable to the refining, metal manufacturing and “Other” industry groups.

T&D revenue from Event Business waste generators decreased 8% for the third quarter of 2018 compared to the third quarter of 2017 and comprised 22% of total T&D revenue for the third quarter of 2018. During the third quarter of 2018, decreases in Event Business T&D revenue from the refining, mining, exploration & production, and general manufacturing industry groups were partially offset by an increase in Event Business T&D revenue from the “Other” industry group.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the third quarter of 2018 as compared to the third quarter of 2017:

Treatment and Disposal Revenue Growth
Three Months Ended September 30, 2018 vs.
Three Months Ended September 30, 2017
Other	25%
Government	21%
Metal Manufacturing	18%
Refining	13%
Broker / TSDF	6%
Chemical Manufacturing	0%
Transportation	-1%
General Manufacturing	-12%
Waste Management & Remediation	-13%
Utilities	-21%
Mining, Exploration & Production	-33%

Field & Industrial Services

Field & Industrial Services segment revenue increased 22% to $44.2 million for the third quarter of 2018 compared with $36.4 million for the third quarter of 2017. The increase in Field & Industrial Services segment revenue is primarily attributable to growth in our Small Quantity Generation, Remediation and Total Waste Management business lines as well as our recently-acquired ES&H of Dallas, LLC business.

Gross Profit

Total gross profit increased 25% to $47.3 million for the third quarter of 2018, up from $37.7 million for the third quarter of 2017. Total gross margin was 31% for the third quarter of 2018 compared with 28% for the third quarter of 2017.

Environmental Services

Environmental Services segment gross profit increased 20% to $39.9 million for the third quarter of 2018, up from $33.1 million for the third quarter of 2017. Total segment gross margin for the third quarter of 2018 was 37% compared with 34% for the third quarter of 2017. T&D gross margin was 43% for the third quarter of 2018 compared with 38% for the third quarter of 2017. The increase in T&D gross margin is primarily attributable to a more favorable service mix in the third quarter of 2018 compared to the third quarter of 2017.  T&D gross margin for the third quarter of 2017 also reflects incremental costs associated with a hurricane that impacted our Robstown, Texas facility.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 61% to $7.4 million for the third quarter of 2018. Total segment gross margin was 17% for the third quarter of 2018 compared with 13% for the third quarter of 2017, primarily attributable to a more favorable service mix in the third quarter of 2018 compared to the third quarter of 2017, particularly from the recently-acquired ES&H of Dallas, LLC business.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $23.6 million, or 16% of total revenue, for the third quarter of 2018 compared with $22.4 million, or 17% of total revenue, for the third quarter of 2017.

Environmental Services

Environmental Services segment SG&A decreased 19% to $5.7 million, or 5% of segment revenue, for the third quarter of 2018 compared with $7.1 million, or 7% of segment revenue, for the third quarter of 2017, primarily reflecting lower property tax expenses, lower bad debt expenses and lower employee labor costs in the third quarter of 2018 compared to the third quarter of 2017. SG&A for the third quarter of 2017 included a $1.1 million property tax assessment for tax years 2015 through 2017 associated with our 2014 acquisition of EQ Holdings, Inc.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 19% to $2.8 million, or 6% of segment revenue, for the third quarter of 2018 compared with $2.3 million, or 6% of segment revenue, for the third quarter of 2017, primarily reflecting higher employee labor costs, higher rental expenses and higher consulting and professional services expenses in the third quarter of 2018 compared to the third quarter of 2017.

Corporate

Corporate SG&A was $15.2 million, or 10% of total revenue, for the third quarter of 2018 compared with $13.1 million, or 10% of total revenue, for the third quarter of 2017, primarily reflecting higher employee labor costs, higher consulting and professional services expenses and higher information technology related expenses in the third quarter of 2018 compared with the third quarter of 2017.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the third quarter of 2018 was 20.2%, compared with 35.8% for the third quarter of 2017. The decrease was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%. In addition, the Company implemented various federal and state tax planning strategies which favorably impacted the effective tax rate, partially offset by the impact of the tax associated with the deemed repatriation of foreign earnings.

Interest expense

Interest expense was $3.1 million for the third quarter of 2018 compared with $2.8 million for the third quarter  of 2017. The increase was primarily the result of higher interest rates on the variable portion of our credit facility in the third quarter of 2018 compared to the third quarter of 2017.

Foreign currency gain (loss)

We recognized a $303,000 non-cash foreign currency loss for the third quarter of 2018 compared with a $275,000 non-cash foreign currency gain for the third quarter of 2017. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2018, we had $21.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $177,000 for the third quarter of 2018 compared with other income of $234,000 for the third quarter of 2017.

Impairment charges

Based on the results of our interim assessment of the goodwill, indefinite-lived intangible assets and finite-lived tangible and intangible assets of our Mobile Recycling reporting unit, which is part of our Environmental Services segment, we recorded impairment charges of $3.7 million in the third quarter of 2018. See Note 9 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $7.3 million for the third quarter of 2018 compared with $7.4 million for the third quarter of 2017.

Amortization of intangibles

Intangible assets amortization expense was $2.3 million for the third quarter of both 2018 and 2017.

Stock-based compensation

Stock-based compensation expense was $1.2 million for the third quarter of 2018 compared with $1.0 million for the third quarter 2017.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the third quarter of both 2018 and 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Operating results and percentage of revenues were as follows:

	Nine Months Ended September 30,				2018 vs. 2017
$s in thousands	2018	%	2017	%	$ Change	% Change
Revenue
Environmental Services	$292,628	72%	$268,555	73%	$24,073	9%
Field & Industrial Services	115,759	28%	101,790	27%	13,969	14%
Total	408,387	100%	370,345	100%	38,042	10%
Gross Profit
Environmental Services	108,281	37%	92,506	34%	15,775	17%
Field & Industrial Services	16,138	14%	12,996	13%	3,142	24%
Total	124,419	30%	105,502	28%	18,917	18%
Selling, General & Administrative Expenses
Environmental Services	16,926	6%	18,066	7%	(1,140)	(6)%
Field & Industrial Services	7,470	6%	7,586	7%	(116)	(2)%
Corporate	42,641	n/m	36,506	n/m	6,135	17%
Total	67,037	16%	62,158	17%	4,879	8%
Adjusted EBITDA
Environmental Services	117,742	40%	102,022	38%	15,720	15%
Field & Industrial Services	13,143	11%	9,829	10%	3,314	34%
Corporate	(39,073)	n/m	(33,715)	n/m	(5,358)	16%
Total	$91,812	22%	$78,136	21%	$13,676	18%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges and other income/expense. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,		2018 vs. 2017
$s in thousands	2018	2017	$ Change	% Change
Net income	$35,890	$18,599	$17,291	93%
Income tax expense	11,178	10,465	713	7%
Interest expense	8,782	15,387	(6,605)	(43)%
Interest income	(97)	(49)	(48)	98%
Foreign currency (gain) loss	456	(521)	977	(188)%
Other income	(2,493)	(537)	(1,956)	364%
Impairment charges	3,666	—	3,666	n/m
Depreciation and amortization of plant and equipment	20,991	21,007	(16)	(0)%
Amortization of intangibles	6,925	7,586	(661)	(9)%
Stock-based compensation	3,272	2,954	318	11%
Accretion and non-cash adjustment of closure & post-closure liabilities	3,242	3,245	(3)	(0)%
Adjusted EBITDA	$91,812	$78,136	$13,676	18%

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

Revenue

Total revenue increased 10% to $408.4 million for the first nine months of 2018 compared with $370.3 million for the first nine months of 2017.

Environmental Services

Environmental Services segment revenue increased 9% to $292.6 million for the first nine months of 2018, compared to $268.6 million for the first nine months of 2017. T&D revenue increased 7% compared to the first nine months of 2017, primarily as a result of an 8% increase in Base Business revenue, partially offset by a 4% decrease in project-based Event Business revenue. Transportation service revenue increased 15% compared to the first nine months of 2017, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities for the first nine months of 2018 was consistent with the first nine months of 2017.  Tons of waste disposed of or processed at our landfills increased 2% for the first nine months of 2018 compared to the first nine months of 2017.

T&D revenue from recurring Base Business waste generators increased 8% for the first nine months of 2018 compared to the first nine months of 2017 and comprised 80% of total T&D revenue for the first nine months of 2018. During the first nine months of 2018, increases in Base Business T&D revenue were primarily attributable to the chemical manufacturing, broker/TSDF, refining and “Other” industry groups.

T&D revenue from Event Business waste generators decreased 4% for the first nine months of 2018 compared to the first nine months of 2017 and comprised 20% of total T&D revenue for the first nine months of 2018. During the first nine months of 2018, decreases in Event Business T&D revenue from the general manufacturing, refining and chemical manufacturing industry groups were partially offset by increases in Event Business T&D revenue from the “Other” and metal manufacturing industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first nine months of 2018 as compared to the first nine months of 2017:

Treatment and Disposal Revenue Growth
Nine Months Ended September 30, 2018 vs.
Nine Months Ended September 30, 2017
Waste Management & Remediation	26%
Other	16%
Government	11%
Metal Manufacturing	9%
Broker / TSDF	8%
Chemical Manufacturing	6%
Transportation	6%
Refining	2%
General Manufacturing	-7%
Mining, Exploration & Production	-12%
Utilities	-13%

Field & Industrial Services

Field & Industrial Services segment revenue increased 14% to $115.8 million for the first nine months of 2018 compared with $101.8 million for the first nine months of 2017. The increase in Field & Industrial Services segment revenue is primarily attributable to growth in our Small Quantity Generation and Total Waste Management business lines as well as stronger overall market conditions.

Gross Profit

Total gross profit increased 18% to $124.4 million for the first nine months of 2018, up from $105.5 million for the first nine months of 2017. Total gross margin was 30% for the first nine months of 2018 compared with 28% for the first nine months of 2017.

Environmental Services

Environmental Services segment gross profit increased 17% to $108.3 million for the first nine months of 2018, up from $92.5 million for the first nine months of 2017. Total segment gross margin for the first nine months of 2018 was 37% compared with 34% for the first nine months of 2017. T&D gross margin was 42% for the first nine months of 2018 compared with 38% for the first nine months of 2017. T&D gross margin for the first nine months of 2017 reflects the impact of the temporary closure of one of our treatment facilities due to severe wind damage and incremental costs associated with a hurricane that impacted our Robstown, Texas facility.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 24% to $16.1 million for the first nine months of 2018. Total segment gross margin was 14% for the first nine months of 2018 compared with 13% for the first nine months of 2017, primarily attributable to a more favorable service mix in the first nine months of 2018 compared to the first nine months of 2017, particularly from the recently-acquired ES&H of Dallas, LLC business.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $67.0 million, or 16% of total revenue, for the first nine months of 2018 compared with $62.2 million, or 17% of total revenue, for the first nine months of 2017.

Environmental Services

Environmental Services segment SG&A decreased 6% to $16.9 million, or 6% of segment revenue, for the first nine months of 2018 compared with $18.1 million, or 7% of segment revenue, for the first nine months of 2017, primarily reflecting lower property tax expenses, lower amortization expense and lower consulting and professional services expenses, partially offset by lower insurance proceeds recognized in the first nine months of 2018 compared to the first nine months of 2017. The first nine months of 2017 benefitted from the recognition of insurance proceeds related to the repair of one of our treatment facilities after suffering severe wind damage. The decrease in property tax expense in the first nine months of 2018 was the result of a settlement in the second quarter of 2018 on a dispute related to a $1.1 million property tax assessment for tax years 2015 through 2017 associated with our 2014 acquisition of EQ Holdings, Inc. recorded in the third quarter of 2017.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 2% to $7.5 million, or 6% of segment revenue, for the first nine months of 2018 compared with $7.6 million, or 7% of segment revenue, for the first nine months of 2017, primarily reflecting lower bad debt expense and lower amortization expense, partially offset by higher employee labor costs and lower insurance proceeds recognized in the first nine months of 2018 compared to the first nine months of 2017.

Corporate

Corporate SG&A was $42.6 million, or 10% of total revenue, for the first nine months of 2018 compared with $36.5 million, or 10% of total revenue, for the first nine months of 2017, primarily reflecting higher employee labor costs and higher consulting and professional services expenses in the first nine months of 2018 compared with the first nine months of 2017.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first nine months of 2018 was 23.7%, down from 36.0% for the nine months ended September 31, 2017. The decrease was primarily the result of the impact of the Tax Act, enacted on December 22, 2017 by the U.S. government which reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%. In addition, the Company implemented various federal and state tax planning strategies which favorably impacted the effective tax rate, partially offset by the impact of the tax associated with the deemed repatriation of foreign earnings.

Interest expense

Interest expense was $8.8 million for the first nine months of 2018 compared with $15.4 million for the first nine months of 2017. The decrease in interest expense in the first nine months of 2018 was primarily the result of a one-time non-cash charge of $5.5 million to interest expense in 2017 related to the refinancing of our former credit agreement. The remaining decrease is attributable a lower effective interest rate under our new credit agreement.

Foreign currency gain (loss)

We recognized a $456,000 non-cash foreign currency loss for the first nine months of 2018 compared with a $521,000 non-cash foreign currency gain for the first nine months of 2017. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2018, we had $21.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $2.5 million for the first nine months of 2018 compared with other income of $537,000 for the first nine months of 2017, primarily reflecting a $2.0 million gain in the first nine months of 2018 on the issuance of a property easement on a portion of unutilized Company-owned land at one of our operating facilities.

Impairment charges

Based on the results of our interim assessment of the goodwill, indefinite-lived intangible assets and finite-lived tangible and intangible assets of our Mobile Recycling reporting unit, which is part of our Environmental Services segment, we recorded impairment charges of $3.7 million in the third quarter of 2018. See Note 9 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $21.0 million for the first nine months of both 2018 and 2017.

Amortization of intangibles

Intangible assets amortization expense was $6.9 million for the first nine months of 2018 compared with $7.6 million for the first nine months of 2017, primarily reflecting the full amortization of certain intangible assets in 2017.

Stock-based compensation

Stock-based compensation expense increased to $3.3 million for the first nine months of 2018 compared with $3.0 million for the first nine months of 2017.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $3.2 million for the first nine months of both 2018 and 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under our senior secured Credit Agreement entered into on April 18, 2017. At September 30, 2018, we had $26.1 million in cash and cash equivalents immediately available and $217.3 million of borrowing capacity available under our Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $55.5 million. This primarily reflects net income of $35.9 million, non-cash depreciation, amortization and accretion of $31.2 million, an increase in accounts payable and accrued liabilities of $12.8 million, deferred income taxes of $4.7 million, non-cash impairment charges of $3.7 million, and share-based compensation of $3.3 million, partially offset by an increase in accounts receivable of $27.6 million and an increase in income taxes receivable of $7.9 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. Changes in deferred income taxes and income taxes receivable are primarily attributable to the implementation of various federal and state tax planning strategies, as well as the timing of income tax payments.  The increase in receivables is primarily attributable to the timing of customer payments.

Days sales outstanding were 81 days as of September 30, 2018, compared to 77 days as of December 31, 2017 and 79 days as of September 30, 2017.

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

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $46.8 million, primarily related to capital expenditures of $25.8 million and the acquisition of ES&H of Dallas, LLC for $21.3 million. Significant capital projects included continuing construction of additional disposal capacity and railway expansion at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the nine months ended September 30, 2017, net cash used in investing activities was $25.4 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities was $10.1 million, consisting primarily of dividend payments to our stockholders of $11.8 million, partially offset by $2.4 million in proceeds received from the exercise of stock options.

For the nine months ended September 30, 2017, net cash used in financing activities was $22.3 million, consisting primarily of $283.0 million of repayment of the Company’s long-term debt under our former credit agreement, $281.0 million of initial proceeds from the borrowing of long-term debt under the new credit agreement, $4.0 million of subsequent repayments of long-term debt under the new credit agreement, $11.8 million of dividend payments to our stockholders, $3.0 million of deferred financing costs associated with the new credit agreement and net payment activity on the Company’s short-term borrowings of $2.2 million.

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

At September 30, 2018, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.49%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $175.0 million, or 63%, of the Revolving Credit Facility borrowings as of September 30, 2018.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2018, there were $277.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The Company’s revolving credit loans outstanding under the Revolving Credit Agreement are not subject to repayment through the Sweep Arrangement. As of September 30, 2018, there were no amounts outstanding subject to the Sweep Arrangement.

As of September 30, 2018, the availability under the Revolving Credit Facility was $217.3 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 10 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2018. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2018, $4.9 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of September 30, 2018, there were $277.0 million of revolving loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $277.0 million under the Credit Agreement at September 30, 2018 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.1 million for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2018, our Canadian subsidiaries transacted approximately 71% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions.

These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2018, we had $21.5 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the nine months ended September 30, 2018, the CAD weakened as compared to the USD resulting in a $716,000 non-cash foreign currency translation loss being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of September 30, 2018, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2018 would have generated a gain or loss of approximately $215,000 for the nine months ended September 30, 2018.

We had a total pre-tax foreign currency loss of $456,000 for the nine months ended September 30, 2018. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have not assessed ES&H Dallas’ internal control over financial reporting as of September 30, 2018.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or nine months ended September 30, 2018.  On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the nine months ended September 30, 2018:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2018	—	$—	—	$25,000,000
February 1 to 28, 2018	—	—	—	25,000,000
March 1 to 31, 2018 (1)	5,564	56.20	—	25,000,000
April 1 to 30, 2018	—	—	—	25,000,000
May 1 to 31, 2018	—	—	—	25,000,000
June 1 to 30, 2018	—	—	—	25,000,000
July 1 to 31, 2018	—	—	—	25,000,000
August 1 to 31, 2018	—	—	—	25,000,000
September 1 to 30, 2018	—	—	—	25,000,000
Total	5,564	$56.20	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 5, 2018	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer