Form 10-Q
period 2019-03-31
US ECOLOGY, INC.
filed 2019-05-06
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission file number: 0000-11688

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3889638
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 S. Capitol Blvd., Suite 1000
Boise, Idaho	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 331-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ECOL	NASDAQ Global Select Market

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

At April  30, 2019, there were 22,089,018 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$16,120	$31,969
Receivables, net	127,970	144,690
Prepaid expenses and other current assets	11,121	10,938
Income taxes receivable	8,559	7,071
Total current assets	163,770	194,668

Property and equipment, net	256,902	258,443
Operating lease assets	18,270	—
Restricted cash and investments	4,977	4,941
Intangible assets, net	277,263	279,666
Goodwill	210,126	207,177
Other assets	2,024	3,003
Total assets	$933,332	$947,898

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$16,408	$17,754
Deferred revenue	10,441	10,451
Accrued liabilities	27,133	35,524
Accrued salaries and benefits	13,367	16,732
Income taxes payable	—	505
Short-term borrowings	2,118	—
Current portion of closure and post-closure obligations	2,214	2,266
Current portion of operating lease liabilities	5,358	—
Total current liabilities	77,039	83,232

Long-term debt	334,000	364,000
Long-term closure and post-closure obligations	76,842	76,097
Long-term operating lease liabilities	12,769	—
Other long-term liabilities	3,098	2,146
Deferred income taxes, net	66,092	63,206
Total liabilities	569,840	588,681

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 22,089 and 22,040 shares issued, respectively	221	220
Additional paid-in capital	183,953	183,834
Retained earnings	193,397	189,324
Treasury stock, at cost, 22 and 8 shares, respectively	(1,286)	(370)
Accumulated other comprehensive loss	(12,793)	(13,791)
Total stockholders’ equity	363,492	359,217
Total liabilities and stockholders’ equity	$933,332	$947,898

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$131,037	$120,059
Direct operating costs	95,796	84,388
Gross profit	35,241	35,671
Selling, general and administrative expenses	20,305	22,232
Operating income	14,936	13,439
Other income (expense):
Interest income	207	24
Interest expense	(4,030)	(2,809)
Foreign currency loss	(139)	(14)
Other	110	2,123
Total other expense	(3,852)	(676)

Income before income taxes	11,084	12,763
Income tax expense	3,041	3,520
Net income	$8,043	$9,243

Earnings per share:
Basic	$0.37	$0.42
Diluted	$0.36	$0.42

Shares used in earnings per share calculation:
Basic	21,987	21,801
Diluted	22,197	21,957

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$8,043	$9,243
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,689	(1,871)
Net changes in interest rate hedge, net of taxes of ($184) and $425, respectively	(691)	1,595
Comprehensive income, net of tax	$9,041	$8,967

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,043	$9,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,125	6,605
Amortization of intangible assets	2,811	2,302
Accretion of closure and post-closure obligations	1,125	1,074
Property and equipment impairment charges	25	—
Unrealized foreign currency loss (gain)	(371)	654
Deferred income taxes	2,905	450
Share-based compensation expense	1,222	1,068
Unrecognized tax benefits	131	—
Net loss (gain) on disposition of assets	(272)	17
Gain on insurance proceeds from damaged property and equipment	(4,653)	—
Amortization of debt issuance costs	204	202
Changes in assets and liabilities:
Receivables	16,577	14,947
Income taxes receivable	(1,487)	(573)
Other assets	525	(792)
Accounts payable and accrued liabilities	(11,935)	(4,163)
Deferred revenue	(47)	301
Accrued salaries and benefits	(3,417)	(2,432)
Income taxes payable	(517)	215
Closure and post-closure obligations	(470)	(288)
Net cash provided by operating activities	18,524	28,830

Cash flows from investing activities:
Purchases of property and equipment	(7,223)	(7,558)
Insurance proceeds from damaged property and equipment	5,000	—
Proceeds from sale of property and equipment	459	42
Purchases of restricted investments	(23)	(498)
Proceeds from sale of restricted investments	—	417
Net cash used in investing activities	(1,787)	(7,597)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	—
Payments on short-term borrowings	(4,331)	—
Proceeds from short-term borrowings	6,449	—
Dividends paid	(3,970)	(3,938)
Payment of equipment financing obligations	(199)	(108)
Proceeds from exercise of stock options	—	731
Other	(915)	(312)
Net cash used in financing activities	(32,966)	(3,627)

Effect of foreign exchange rate changes on cash	393	(488)

Increase (decrease) in Cash and cash equivalents and restricted cash	(15,836)	17,118
Cash and cash equivalents and restricted cash at beginning of period	32,753	28,799
Cash and cash equivalents and restricted cash at end of period	$16,917	$45,917

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	31,969	27,042
Restricted cash at beginning of period	784	1,757
Cash and cash equivalents and restricted cash at beginning of period	$32,753	$28,799
Cash and cash equivalents at end of period	16,120	44,251
Restricted cash at end of period	797	1,666
Cash and cash equivalents and restricted cash at end of period	$16,917	$45,917
Supplemental Disclosures:
Income taxes paid, net of receipts	$2,085	$3,429
Interest paid	$3,462	$2,554
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$912	$245
Restricted stock issued from treasury shares	$—	$11

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Total stockholders' equity, beginning balances	$359,217	$324,077

Common stock:
Beginning balances	$220	$218
Stock option exercises and issuance of common stock and restricted common stock	1	1
Ending balances	$221	$219

Additional paid-in capital:
Beginning balances	$183,834	$177,498
Share-based compensation	1,222	1,068
Stock option exercises and issuance of common stock and restricted common stock	(1,103)	285
Issuance of restricted common stock from treasury shares	—	(11)
Ending balances	$183,953	$178,840

Retained earnings:
Beginning balances	$189,324	$155,533
Net income	8,043	9,243
Dividend paid	(3,970)	(3,938)
Ending balances	$193,397	$160,838

Treasury stock:
Beginning balances	$(370)	$(68)
Repurchase of common stock	(916)	(313)
Issuance of restricted common stock from treasury shares	—	11
Ending balances	$(1,286)	$(370)

Accumulated other comprehensive income (loss):
Beginning balances	$(13,791)	$(9,104)
Other comprehensive income (loss)	998	(276)
Ending balances	$(12,793)	$(9,380)

Total stockholders' equity, ending balances	$363,492	$330,147

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2019.

The Company’s consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated balance sheet as of that date.

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

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” adopting amendments to certain disclosure rules that were redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment. In addition, the amendments expanded the disclosure requirements relating to the analysis of equity for interim financial statements. Under the amendments, an analysis of the changes in each caption of shareholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed. The final rule was effective on November 5, 2018. The Company adopted the final rule effective for the first quarter of 2019. The adoption of the final rule did not have an impact on the Company’s consolidated financial position or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends the guidance in ASC 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 on January 1, 2019 and the standard did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The Company adopted ASU 2016-02 on January 1, 2019 utilizing the modified retrospective transition method and elected not to recast comparative periods. We elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date.  We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $18.1 million on its consolidated balance sheet as of March 31, 2019, with no material impact on its consolidated statement of stockholders’ equity or consolidated statements of operations. See Note 9 for additional information and disclosure on our leases.

NOTE 2.     REVENUES

Our operations are managed in two reportable segments, Environmental Services and Field & Industrial Services, reflecting our internal reporting structure and nature of services offered. See Note 17 for additional information on our operating segments.

Effective December 31, 2018, we changed our presentation of disaggregated revenues to align with changes in how we manage our service lines within our Field & Industrial Services segment. Revenues previously combined and reported as Technical Services are now disaggregated into two service lines, Small Quantity Generation (“SQG”) and Total Waste Management (“TWM”) and certain revenues formerly classified as Technical Services are now included in Remediation. Also, marine terminal services revenues, formerly classified as Other, are now included in Industrial Services. Effective January 1, 2019, Emergency Response revenues, formerly classified as Other, are now presented as a discrete service line. We also conformed the allocation of intercompany revenues between Treatment & Disposal Revenue and Services Revenue to be consistent across both segments. Throughout this Quarterly Report on Form 10-Q, our disaggregated revenues for all periods presented have been recast to reflect these changes.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended March 31, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$77,713	$2,796	$80,509
Services Revenue:
Transportation and Logistics (2)	14,619	7,093	21,712
Industrial Services (3)	—	6,016	6,016
Small Quantity Generation (4)	—	8,189	8,189
Total Waste Management (5)	—	8,714	8,714
Remediation (6)	—	1,726	1,726
Emergency Response (7)	—	3,046	3,046
Other (8)	—	1,125	1,125
Revenue	$92,332	$38,705	$131,037

	Three Months Ended March 31, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$72,710	$2,646	$75,356
Services Revenue:
Transportation and Logistics (2)	13,761	5,651	19,412
Industrial Services (3)	—	3,879	3,879
Small Quantity Generation (4)	—	8,327	8,327
Total Waste Management (5)	—	10,222	10,222
Remediation (6)	—	2,190	2,190
Emergency Response (7)	—	642	642
Other (8)	—	31	31
Revenue	$86,471	$33,588	$120,059

(1)

We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended March 31, 2019 and 2018,  16% and 17%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 84% and 83% of our treatment and disposal revenue for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)

Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.

(5)

Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.

(6)

Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.

(7)	Includes spill response, waste analysis and treatment and disposal planning.
(8)	Includes equipment rental and other miscellaneous services.

We provide services in the United States and Canada. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$77,359	$38,705	$116,064	$74,986	$33,588	$108,574
Canada	14,973	—	14,973	11,485	—	11,485
Total revenue	$92,332	$38,705	$131,037	$86,471	$33,588	$120,059

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services. Deferred revenue includes waste that has been received but not yet treated or disposed, and is recognized when services are performed. During the three months ended March 31, 2019 and 2018, we recognized $7.5 million and $6.3 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of each year.

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

The following table summarizes the consideration paid for Winnie and the fair value estimates of assets acquired and liabilities assumed, recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2018:

	Purchase Price Allocation
	December 31,		March 31,
$s in thousands	2018	Adjustments	2019
Current assets	$1,923	$(63)	$1,860
Property and equipment	6,300	(2,324)	3,976
Identifiable intangible assets	66,600	(100)	66,500
Current liabilities	(755)	—	(755)
Other liabilities	(512)	—	(512)
Total identifiable net assets	73,556	(2,487)	71,069
Goodwill	13,573	2,586	16,159
Total purchase price	$87,129	$99	$87,228

Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair values of property and equipment, a post-closing price adjustment based on working capital requirements and residual goodwill.

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	1,689	(581)	1,108
Amounts reclassified out of AOCI, net of tax (1)	—	(110)	(110)
Other comprehensive income, net	1,689	(691)	998
Balance at March 31, 2019	$(13,008)	$215	$(12,793)

(1)

Before-tax reclassifications of $139,000  ($110,000 after-tax) for the three months ended March 31, 2019, were included as a reduction of Interest expense in the Company’s consolidated statements of operations.  Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized as a reduction of interest expense over the next 12 months total approximately $557,000 ($440,000 after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)
Other comprehensive income (loss) before reclassifications, net of tax	(1,871)	1,382	(489)
Amounts reclassified out of AOCI, net of tax (2)	—	213	213
Other comprehensive income, net	(1,871)	1,595	(276)
Balance at March 31, 2018	$(10,474)	$1,094	$(9,380)

(2)

Before-tax reclassifications of $273,000  ($213,000 after-tax) for the three months ended March 31, 2018, were included in Interest expense in the Company’s consolidated statements of operations.  Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2019 or 2018, respectively. No customer accounted for more than 10% of total trade receivables as of March 31, 2019 or December 31, 2018.

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

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2019	2018
Trade	$103,118	$118,909
Unbilled revenue	21,848	26,538
Other	5,794	2,241
Total receivables	130,760	147,688
Allowance for doubtful accounts	(2,790)	(2,998)
Receivables, net	$127,970	$144,690

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2019, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,569	$2,611	$—	$4,180
Money market funds (2)	797	—	—	797
Interest rate swap agreement (3)	—	272	—	272
Total	$2,366	$2,883	$—	$5,249

	December 31, 2018
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,561	$2,596	$—	$4,157
Money market funds (2)	784	—	—	784
Interest rate swap agreement (3)	—	1,147		1,147
Total	$2,345	$3,743	$—	$6,088

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

(3)

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other assets in the Company’s consolidated balance sheet as of March 31, 2019 and December 31, 2018.

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2019	2018
Cell development costs	$146,720	$146,155
Land and improvements	51,580	50,481
Buildings and improvements	89,495	91,358
Railcars	17,299	17,299
Vehicles and other equipment	156,535	154,014
Construction in progress	18,415	14,554
Total property and equipment	480,044	473,861
Accumulated depreciation and amortization	(223,142)	(215,418)
Property and equipment, net	$256,902	$258,443

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $8.1 million and $6.6 million, respectively.

NOTE 9.   LEASES

We lease certain facilities, office space, land and equipment. Our lease payments are primarily fixed, but also include variable payments that are based on usage of the leased asset. Initial lease terms range from one to 15 years, and may include one or more options to renew, with renewal terms extending a lease up to 40 years. None of our renewal options are considered reasonably certain to be exercised. Provisions for residual value guarantees exist in some of our equipment leases, however amounts associated with these provisions are not material. Our leases do not include any material restrictive covenants.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. We combine lease and nonlease components in our leases, except for equipment leases that include maintenance related services. We use the rate implicit in the lease, when available, to discount lease payments to present value. However, many of our leases do not provide a readily determinable implicit rate and we estimate our incremental borrowing rate to discount payments based on information available at lease commencement.

Lease assets and liabilities consisted of the following:

$s in thousands	March 31, 2019
Assets:
Operating right-of-use assets (1)	$18,270
Finance right-of-use assets (2)	3,277
Total	$21,547

Liabilities:
Current:
Operating (3)	$5,358
Finance (4)	859
Long-term:
Operating (5)	12,769
Finance (6)	2,460
Total	$21,446

(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $1.3 million as of March 31, 2019.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

Three Months Ended
$s in thousands	March 31, 2019
Operating lease cost (1)	$1,742
Finance lease cost:
Amortization of leased assets (2)	228
Interest on lease liabilities (3)	20
Total	$1,990

(1)

Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.

(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

Three Months Ended
$s in thousands	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,615
Operating cash flows from finance leases	20
Financing cash flows from finance leases	199

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,628
Right-of-use assets obtained in exchange for new finance lease liabilities	1,844

Other information related to our leases is as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.6
Finance leases	3.9
Weighted-average discount rate:
Operating leases	4.37%
Finance leases	3.64%

The Company’s maturity analysis of its lease liabilities as of March 31, 2019 is as follows:

	Operating	Finance
$s in thousands	Leases	Leases	Total
2019 (excluding the three months ended March 31, 2019)	$4,433	$726	$5,159
2020	3,936	792	4,728
2021	3,487	619	4,106
2022	2,199	548	2,747
2023	1,722	612	2,334
Thereafter	5,096	354	5,450
Total	$20,873	$3,651	$24,524
Less: Interest	2,746	332	3,078
Present value of lease liabilities	$18,127	$3,319	$21,446

Future minimum lease payments on non-cancellable operating leases as of December 31, 2018 are as follows:

$s in thousands	Payments
2019	$5,638
2020	3,644
2021	3,184
2022	1,885
2023	1,457
Thereafter	5,065
$20,873

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2019 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2018	$162,816	$(6,870)	$51,231	$—	$207,177
Winnie purchase price allocation adjustment	2,586	—	—	—	2,586
Foreign currency translation	363	—	—	—	363
Balance at March 31, 2019	$165,765	$(6,870)	$51,231	$—	$210,126

Intangible assets, net consisted of the following:

	March 31, 2019			December 31, 2018
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$165,184	$(15,812)	$149,372	$164,840	$(14,804)	$150,036
Customer relationships	99,321	(27,284)	72,037	99,241	(25,676)	73,565
Technology - formulae and processes	6,816	(1,806)	5,010	6,672	(1,714)	4,958
Customer backlog	3,652	(1,748)	1,904	3,652	(1,656)	1,996
Developed software	2,889	(1,659)	1,230	2,884	(1,581)	1,303
Non-compete agreements	1,542	(975)	567	1,542	(875)	667
Internet domain and website	536	(135)	401	536	(128)	408
Database	386	(174)	212	384	(167)	217
Total amortizing intangible assets	280,326	(49,593)	230,733	279,751	(46,601)	233,150
Non-amortizing intangible assets:
Permits and licenses	46,403	—	46,403	46,391	—	46,391
Tradename	127	—	127	125	—	125
Total intangible assets	$326,856	$(49,593)	$277,263	$326,267	$(46,601)	$279,666

Amortization expense for the three months ended March 31, 2019 and 2018 was $2.8 million and $2.3 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2019	2018
Revolving credit facility	$334,000	$364,000
Long-term debt	$334,000	$364,000

2017 Credit Agreement

On April 18, 2017, the Company entered into a senior secured credit agreement (the “2017 Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The 2017 Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof.

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

At March 31, 2019, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.58%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $165.0 million, or 49%, of the Revolving Credit Facility borrowings as of March 31, 2019.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the 2017 Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the 2017 Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2019,  there were $334.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the 2017 Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility. The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2019, there were $2.1 million in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of March 31, 2019, the availability under the Revolving Credit Facility was $158.2 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

The 2017 Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the 2017 Credit Agreement). Our consolidated total net leverage ratio as of the last day of any fiscal quarter may not exceed 3.50 to 1.00, subject to certain exceptions. Our consolidated interest coverage ratio as of the last day of any fiscal quarter may not be less than 3.00 to 1.00.

At March 31, 2019, we were in compliance with all of the financial covenants in the 2017 Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2019
Closure and post-closure obligations, beginning of period	$78,363
Accretion expense	1,125
Payments	(470)
Foreign currency translation	38
Closure and post-closure obligations, end of period	79,056
Less current portion	(2,214)
Long-term portion	$76,842

NOTE 13.   INCOME TAXES

Our effective tax rate for the three months ended March 31, 2019 was 27.4%, down from 27.6% for the three months ended March 31, 2018.  The decrease for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to a higher discrete benefit from the recognition of excess tax benefits of share-based compensation and federal research and development credits, partially offset by effects of the international tax provisions from U.S. tax reform that became effective in 2018. For the three months ended March 31, 2019 and 2018, the Company recognized a discrete tax benefit related to the excess tax benefits from share-based compensation of $304,000 and $235,000, respectively.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $616,000 and $555,000 as of March 31, 2019 and December 31, 2018, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $544,000 to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of Selling, general and administrative expenses.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as tax returns in various states, Canada, and Mexico. The Company is subject to examination by the IRS for tax years 2014 through 2018. The Company is currently under examination by the state of Idaho for years 2014 through 2018 and the state of Texas for the year 2014. We may be subject to examinations by various state and local taxing jurisdictions for tax years 2014 through 2018. The Company has no significant foreign jurisdiction audits underway. The tax years 2014 through 2018 remain subject to examination by foreign jurisdictions.

NOTE 14.   EARNINGS PER SHARE

	Three Months Ended March 31,
	2019		2018
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$8,043	$8,043	$9,243	$9,243
Weighted average basic shares outstanding	21,987	21,987	21,801	21,801

Dilutive effect of share-based awards		210		156
Weighted average diluted shares outstanding		22,197		21,957

Earnings per share	$0.37	$0.36	$0.42	$0.42
Anti-dilutive shares excluded from calculation		79		95

NOTE 15.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2019. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in the Company and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other share-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2019, 885,417 shares of common stock remain available for grant under the Omnibus Plan.

PSUs, RSUs and Restricted Stock

On March 1, 2019, the Company granted 17,111 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 300% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2019, based on adjusted earnings per share and return on invested capital relative to established targets with an additional adjustment based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $58.20 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2019 are as follows:

	2019
Stock price on grant date	$58.40
Expected term	3.0	years
Expected volatility	30%
Risk-free interest rate	2.5%
Expected dividend yield	1.1%

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2019 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2018	39,200	$55.48	74,988	$46.74	66,785	$53.77
Granted	17,111	58.20	20,000	63.85	33,020	56.21
Vested	(13,600)	41.22	(30,134)	39.14	(26,362)	48.28
Cancelled, expired or forfeited	—	—	—	—	(243)	45.66
Outstanding as of March 31, 2019	42,711	$61.11	64,854	$55.55	73,200	$56.88

During the three months ended March 31, 2019, 13,600 PSUs vested and PSU holders earned 19,414 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2018	236,503	$44.93
Granted	36,600	63.85
Exercised	(2,643)	43.01
Cancelled, expired or forfeited	(1,540)	43.55
Outstanding as of March 31, 2019	268,920	$47.53
Exercisable as of March 31, 2019	192,359	$43.82

During the three months ended March 31, 2019, option holders tendered 1,862 options in connection with options exercised via net share settlement.

Treasury Stock

During the three months ended March 31, 2019, the Company repurchased 14,462 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $63.34 per share.

Dividends

The Company paid dividends of $0.18 per common share during each of the three months ended March 31, 2019 and 2018.

NOTE 16.   COMMITMENTS AND CONTINGENCIES

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

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed limited operations at our Grand View, Idaho facility in February 2019. In addition to initiating and conducting our own investigation into the incident, we are fully cooperating with Idaho Department of Environmental Quality (“IDEQ”), the U.S. Environmental Protection Agency (“USEPA”) and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. As we continue to investigate the cause of the incident, we are evaluating its impact, but, at this time, we are unable to predict the timing and outcome of the investigation. As such, we cannot presently estimate the potential liability, if any, related to the incident and, therefore, no amounts related to such claims have been recorded in our financial statements as of March 31, 2019. We have not been named as a defendant in any action relating to the incident. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

The Company received $5.0 million of property-related insurance payments in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.  The Company recognized $4.7 million of property-related insurance recovery gains in the first quarter of 2019.  Although the Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims, as of March 31, 2019, the Company has neither received nor recognized any business interruption insurance recoveries related to the loss of business, profits or customers.

Other than as described above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 17.   OPERATING SEGMENTS

Financial Information by Segment

Our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned landfill, wastewater, deep-well injection and other treatment facilities.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$92,332	$38,705	$—	$131,037
Depreciation, amortization and accretion	$9,625	$2,132	$304	$12,061
Capital expenditures	$6,712	$178	$333	$7,223
Total assets	$703,453	$161,299	$68,580	$933,332

	Three Months Ended March 31, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$86,471	$33,588	$—	$120,059
Depreciation, amortization and accretion	$8,510	$1,355	$116	$9,981
Capital expenditures	$6,004	$1,038	$516	$7,558
Total assets	$595,304	$124,184	$81,597	$801,085

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, property insurance recoveries and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

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

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
$s in thousands	2019	2018
Net income	$8,043	$9,243
Income tax expense	3,041	3,520
Interest expense	4,030	2,809
Interest income	(207)	(24)
Foreign currency loss	139	14
Other income	(110)	(2,123)
Property and equipment impairment charges	25	—
Depreciation and amortization of plant and equipment	8,125	6,605
Amortization of intangible assets	2,811	2,302
Share-based compensation	1,222	1,068
Accretion and non-cash adjustment of closure & post-closure liabilities	1,125	1,074
Property insurance recoveries	(4,653)	—
Adjusted EBITDA	$23,591	$24,488

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended March 31,
$s in thousands	2019	2018
Adjusted EBITDA:
Environmental Services	$35,260	$34,672
Field & Industrial Services	2,554	2,345
Corporate	(14,223)	(12,529)
Total	$23,591	$24,488

Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2019	2018
United States	$475,703	$480,322
Canada	58,462	57,787
Total long-lived assets	$534,165	$538,109

NOTE 18.   SUBSEQUENT EVENTS

Quarterly Dividend

On April 1, 2019, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 19, 2019. The dividend was paid using cash on hand on April 26, 2019 in an aggregate amount of $4.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2019

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

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned landfill, wastewater, deep-well injection and other treatment facilities.

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three months ended March 31, 2019 and 2018 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended March 31,
Generator Industry	2019	2018
Metal Manufacturing	16%	14%
Chemical Manufacturing	15%	13%
Broker / TSDF	15%	13%
General Manufacturing	13%	12%
Refining	10%	11%
Government	7%	5%
Transportation	4%	3%
Utilities	3%	4%
Waste Management & Remediation	2%	4%
Mining, Exploration and Production	2%	2%
Other (2)	13%	19%

(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended March 31, 2019, Base Business revenue increased 8% compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, approximately 84% of our total T&D revenue was derived from our Base Business, up from 83% for the three months ended March 31, 2018. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2019, approximately 16% of our total T&D revenue was derived from Event Business projects, down from 17% for the three months ended March 31, 2018. For the three months ended March 31, 2019, Event Business revenue decreased 1% compared to the three months ended March 31, 2018. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2019 vs. 2018
$s in thousands	2019	%	2018	%	$ Change	% Change
Revenue
Environmental Services	$92,332	70%	$86,471	72%	$5,861	7%
Field & Industrial Services	38,705	30%	33,588	28%	5,117	15%
Total	131,037	100%	120,059	100%	10,978	9%
Gross Profit
Environmental Services	31,556	34%	32,452	38%	(896)	(3)%
Field & Industrial Services	3,685	10%	3,219	10%	466	14%
Total	35,241	27%	35,671	30%	(430)	(1)%
Selling, General & Administrative Expenses
Environmental Services	1,406	2%	6,376	7%	(4,970)	(78)%
Field & Industrial Services	3,385	9%	2,257	7%	1,128	50%
Corporate	15,514	n/m	13,599	n/m	1,915	14%
Total	20,305	15%	22,232	19%	(1,927)	(9)%
Adjusted EBITDA
Environmental Services	35,260	38%	34,672	40%	588	2%
Field & Industrial Services	2,554	7%	2,345	7%	209	9%
Corporate	(14,223)	n/m	(12,529)	n/m	(1,694)	14%
Total	$23,591	18%	$24,488	20%	$(897)	(4)%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, property insurance recoveries and other income/expense. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		2019 vs. 2018
$s in thousands	2019	2018	$ Change	% Change
Net income	$8,043	$9,243	$(1,200)	(13)%
Income tax expense	3,041	3,520	(479)	(14)%
Interest expense	4,030	2,809	1,221	43%
Interest income	(207)	(24)	(183)	763%
Foreign currency loss	139	14	125	893%
Other income	(110)	(2,123)	2,013	(95)%
Property and equipment impairment charges	25	—	25	n/m
Depreciation and amortization of plant and equipment	8,125	6,605	1,520	23%
Amortization of intangible assets	2,811	2,302	509	22%
Share-based compensation	1,222	1,068	154	14%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,125	1,074	51	5%
Property insurance recoveries	(4,653)	—	(4,653)	n/m
Adjusted EBITDA	$23,591	$24,488	$(897)	(4)%

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

Revenue

Total revenue increased 9% to $131.0 million for the first quarter of 2019 compared with $120.1 million for the first quarter of 2018.

Environmental Services

Environmental Services segment revenue increased 7% to $92.3 million for the first quarter of 2019, compared to $86.5 million for the first quarter of 2018. T&D revenue increased 7% compared to the first quarter of 2018, primarily as a result of an 8% increase in Base Business revenue, partially offset by a 1% decrease in project-based Event Business revenue. Transportation service revenue increased 6% compared to the first quarter of 2018, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 27% for the first quarter of 2019 compared to the first quarter of 2018, primarily reflecting incremental volumes disposed at our Winnie, Texas deep-well facility that was acquired in the fourth quarter of 2018.  Tons of waste disposed of or processed at our landfills decreased 1% for the first quarter of 2019 compared to the first quarter of 2018.

T&D revenue from recurring Base Business waste generators increased 8% for the first quarter of 2019 compared to the first quarter of 2018 and comprised 84% of total T&D revenue for the first quarter of 2019. During the first quarter of 2019, increases in Base Business T&D revenue were primarily attributable to the metal manufacturing and broker/TSDF industry groups.

T&D revenue from Event Business waste generators decreased 1% for the first quarter of 2019 compared to the first quarter of 2018 and comprised 16% of total T&D revenue for the first quarter of 2019. During the first quarter of 2019, decreases in Event Business T&D revenue from the “Other” and waste management & remediation industry groups were partially offset by an increase in Event Business T&D revenue from the chemical manufacturing and government industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first quarter of 2019 as compared to the first quarter of 2018:

Treatment and Disposal Revenue Growth
Three Months Ended March 31, 2019 vs.
Three Months Ended March 31, 2018
Transportation	58%
Government	30%
Chemical Manufacturing	23%
Metal Manufacturing	17%
Broker / TSDF	17%
Mining, Exploration & Production	13%
General Manufacturing	5%
Utilities	-1%
Refining	-8%
Other	-19%
Waste Management & Remediation	-50%

Field & Industrial Services

Field & Industrial Services segment revenue increased 15% to $38.7 million for the first quarter of 2019 compared with $33.6 million for the first quarter of 2018. The increase in Field & Industrial Services segment revenue is primarily attributable to growth in our Emergency Response business line as a result of our acquisition of ES&H of Dallas, LLC (“ES&H Dallas”) in the third quarter of 2018 as well as growth in our Industrial Services and Transportation and Logistics business lines, partially offset by lower revenues from our Total Waste Management business line.

Gross Profit

Total gross profit decreased 1% to $35.2 million for the first quarter of 2019, down from $35.7 million for the first quarter of 2018. Total gross margin was 27% for the first quarter of 2019 compared with 30% for the first quarter of 2018.

Environmental Services

Environmental Services segment gross profit decreased 3% to $31.6 million for the first quarter of 2019, down from $32.5 million for the first quarter of 2018. Total segment gross margin for the first quarter of 2019 was 34% compared with 38% for the first quarter of 2018, primarily reflecting a less favorable service mix in segment transportation revenue. T&D gross margin was 39% for both the first quarter of 2019 and the first quarter of 2018.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 14% to $3.7 million for the first quarter of 2019, up from $3.2 million for the first quarter of 2018. Total segment gross margin was 10% for both the first quarter of 2019 and the first quarter of 2018.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $20.3 million, or 15% of total revenue, for the first quarter of 2019, down from  $22.2 million, or 19% of total revenue, for the first quarter of 2018.

Environmental Services

Environmental Services segment SG&A decreased 78% to $1.4 million, or 2% of segment revenue, for the first quarter of 2019 compared with $6.4 million, or 7% of segment revenue, for the first quarter of 2018, primarily reflecting property insurance recoveries of $4.7 million recognized in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 50% to $3.4 million, or 9% of segment revenue, for the first quarter of 2019 compared with $2.3 million, or 7% of segment revenue, for the first quarter of 2018, primarily reflecting incremental costs associated with new facilities.

Corporate

Corporate SG&A was $15.5 million, or 12% of total revenue, for the first quarter of 2019 compared with $13.6 million, or 11% of total revenue, for the first quarter of 2018, primarily reflecting higher employee labor costs and higher information technology related expenses in the first quarter of 2019 compared with the first quarter of 2018.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first quarter of 2019 was 27.4%, compared with 27.6% for the first quarter of 2018.  The decrease in the effective tax rate was primarily due to a higher discrete benefit from the recognition of excess tax benefits of share-based compensation and federal research and development credits, partially offset by effects of the international tax provisions from U.S. tax reform that became effective in 2018.

Interest expense

Interest expense was $4.0 million for the first quarter of 2019 compared with $2.8 million for the first quarter of 2018.

The increase is the result of higher outstanding debt levels in the first quarter of 2019 due to the acquisition of Ecoserv Industrial Disposal, LLC (“Winnie”) in November of 2018, as well as higher interest rates on the variable portion of our outstanding debt.

Foreign currency gain (loss)

We recognized a $139,000 foreign currency loss for the first quarter of 2019 compared with a $14,000 foreign currency loss for the first quarter of 2018. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2019, we had $17.9 million of intercompany loans subject to currency revaluation.

Other income

Other income was $110,000 for the first quarter of 2019 compared with other income of $2.1 million for the first quarter of 2018.  Other income for the first quarter of 2018 includes a $2.0 million gain on the issuance of a property easement on a portion of unutilized Company-owned land at one of our operating facilities.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $8.1 million for the first quarter of 2019 compared with $6.6 million for the first quarter of 2018, primarily reflecting additional depreciation expense on assets associated with ES&H Dallas and Winnie that were acquired in the third and fourth quarter of 2018, respectively.

Amortization of intangible assets

Intangible assets amortization expense was $2.8 million for the first quarter of 2019 compared with $2.3 million for the first quarter of 2018, primarily reflecting additional amortization of intangible assets recorded as a result of the ES&H Dallas and Winnie acquisitions in the third and fourth quarter of 2018, respectively.

Share-based compensation

Share-based compensation expense was $1.2 million for the first quarter of 2019 compared with $1.1 million for the first quarter 2018.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the first quarter of both 2019 and 2018.

Property insurance recoveries

The Company recognized property-related insurance recoveries of $4.7 million in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 1 and Note 9 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the 2017 Credit Agreement entered into on April 18, 2017. At March 31, 2019, we had $16.1 million in cash and cash equivalents immediately available and $158.2 million of borrowing capacity available under the 2017 Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the 2017 Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the three months ended March 31, 2019, net cash provided by operating activities was $18.5 million. This primarily reflects net income of $8.0 million, non-cash depreciation, amortization and accretion of $12.1 million, a decrease in accounts receivable of $16.6 million and deferred incomes taxes of $2.9 million, partially offset by a decrease in accounts payable and accrued liabilities of $11.9 million, a $4.7 million gain on insurance proceeds from damaged property and equipment, a decrease in accrued salaries and benefits of $3.4 million and an increase in income taxes receivable of $1.5 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing of customer payments. Changes in deferred income taxes are primarily attributable to deferred tax gains resulting from involuntary conversions related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The decrease in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. We recognized property-related insurance recoveries in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first quarter of 2019 for accrued 2018 incentive compensation. The increase in income taxes receivable is primarily attributable to the timing of income tax payments.

Days sales outstanding were 81 days as of March 31, 2019, compared to 77 days as of December 31, 2018 and 76 days as of March 31, 2018.

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

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $1.8 million, primarily related to capital expenditures of $7.2 million, partially offset by property insurance proceeds of $5.0 million related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and our Robstown, Texas facilities as well as equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the three months ended March 31, 2018, net cash used in investing activities was $7.6 million, primarily related to capital expenditures. Significant capital projects included continuing construction of additional disposal capacity and railway expansion at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $33.0 million, consisting primarily of $30.0 million in payments on our revolving credit facility, dividend payments to our stockholders of $4.0 million and net short-term borrowings under our sweep arrangement of $2.1 million.

For the three months ended March 31, 2018, net cash used in financing activities was $3.6 million, consisting primarily of dividend payments to our stockholders.

2017 Credit Agreement

The 2017 Credit Agreement provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The 2017 Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the 2017 Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the 2017 Credit Agreement).

At March 31, 2019, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.58%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $165.0 million, or 49%, of the Revolving Credit Facility borrowings as of March 31, 2019.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the 2017 Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the 2017 Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2019, there were $334.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the 2017 Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility.  The

Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2019, there were $2.1 million in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of March 31, 2019, the availability under the Revolving Credit Facility was $158.2 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2019. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2019, $5.0 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of March 31, 2019,  there were $334.0 million of revolving loans outstanding under the 2017 Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the 2017 Credit Agreement.

Based on the outstanding indebtedness of $334.0 million under the 2017 Credit Agreement at March 31, 2019 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.8 million for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the three months ended March 31, 2019, our Canadian subsidiaries transacted approximately 59% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2019, we had $17.9 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the three months ended March 31, 2019, the CAD strengthened as compared to the USD resulting in a $417,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2019, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2019 would have generated a gain or loss of approximately $179,000 for the three months ended March 31, 2019.

We had a total pre-tax foreign currency loss of $139,000 for the three months ended March 31, 2019. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have assessed neither ES&H Dallas’ nor Winnie’s internal control over financial reporting as of March 31, 2019.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2018 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

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

ITEM 1.       LEGAL PROCEEDINGS

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed limited operations at our Grand View, Idaho facility in February 2019. In addition to initiating and conducting our own investigation into the incident, we are fully cooperating with IDEQ, the USEPA and OSHA to support their comprehensive and independent investigations of the incident. As we continue to investigate the cause of the incident, we are evaluating its impact, but, at this time, we are unable to predict the timing and outcome of the investigation. As such, we cannot presently estimate the potential liability, if any, related to the incident and, therefore, no amounts related to such claims have been recorded in our financial statements as of March 31, 2019. We have not been named as a defendant in any action relating to the incident. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

Other than described above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes from the risk factors reported on the Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2019.  On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2019 (1)	14,462	$63.34	—	$25,000,000
February 1 to 28, 2019	—	—	—	25,000,000
March 1 to 31, 2019	—	—	—	25,000,000
Total	14,462	$63.34	—	$25,000,000

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1	US Ecology, Inc. 2019 Management Incentive Plan *

10.2	Form of Performance Stock Unit Award Agreement *

10.3	Form of Restricted Stock Award Agreement *

10.4	Form of Incentive Stock Option Award Agreement *

10.5	Form of Non-Statutory Stock Option Award Agreement *

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 6, 2019	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer