Form 10-Q
period 2019-06-30
US ECOLOGY, INC.
filed 2019-08-05
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

At July 30, 2019, there were 22,089,345 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$17,690	$31,969
Receivables, net	150,037	144,690
Prepaid expenses and other current assets	11,938	10,938
Income taxes receivable	6,661	7,071
Total current assets	186,326	194,668

Property and equipment, net	265,620	258,443
Operating lease assets	17,575	—
Restricted cash and investments	5,021	4,941
Intangible assets, net	274,866	279,666
Goodwill	210,466	207,177
Other assets	1,542	3,003
Total assets	$961,416	$947,898

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$21,733	$17,754
Deferred revenue	12,985	10,451
Accrued liabilities	32,895	35,524
Accrued salaries and benefits	14,790	16,732
Income taxes payable	—	505
Current portion of closure and post-closure obligations	2,231	2,266
Current portion of operating lease liabilities	4,932	—
Total current liabilities	89,566	83,232

Long-term debt	334,000	364,000
Long-term closure and post-closure obligations	77,688	76,097
Long-term operating lease liabilities	12,553	—
Other long-term liabilities	4,132	2,146
Deferred income taxes, net	66,718	63,206
Total liabilities	584,657	588,681

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 22,089 and 22,040 shares issued and outstanding, respectively	221	220
Additional paid-in capital	184,747	183,834
Retained earnings	204,916	189,324
Treasury stock, at cost, 14 and 8 shares, respectively	(835)	(370)
Accumulated other comprehensive loss	(12,290)	(13,791)
Total stockholders’ equity	376,759	359,217
Total liabilities and stockholders’ equity	$961,416	$947,898

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$155,802	$136,912	$286,839	$256,971
Direct operating costs	106,219	95,464	202,015	179,852
Gross profit	49,583	41,448	84,824	77,119
Selling, general and administrative expenses	24,049	21,156	44,354	43,388
Operating income	25,534	20,292	40,470	33,731
Other income (expense):
Interest income	202	39	409	63
Interest expense	(3,588)	(2,907)	(7,618)	(5,716)
Foreign currency loss	(384)	(139)	(523)	(153)
Other	122	193	232	2,316
Total other expense	(3,648)	(2,814)	(7,500)	(3,490)

Income before income taxes	21,886	17,478	32,970	30,241
Income tax expense	6,395	4,258	9,436	7,778
Net income	$15,491	$13,220	$23,534	$22,463

Earnings per share:
Basic	$0.70	$0.60	$1.07	$1.03
Diluted	$0.70	$0.60	$1.06	$1.02

Shares used in earnings per share calculation:
Basic	22,006	21,867	21,997	21,835
Diluted	22,208	22,024	22,203	21,991

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,491	$13,220	$23,534	$22,463
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,680	(1,597)	3,369	(3,468)
Net changes in interest rate hedge, net of taxes of $(313), $167, $(497) and $592, respectively	(1,177)	628	(1,868)	2,223
Comprehensive income, net of tax	$15,994	$12,251	$25,035	$21,218

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,534	$22,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,254	13,649
Amortization of intangible assets	5,674	4,598
Accretion of closure and post-closure obligations	2,258	2,155
Property and equipment impairment charges	25	—
Unrealized foreign currency loss (gain)	(502)	1,222
Deferred income taxes	3,690	27
Share-based compensation expense	2,467	2,079
Unrecognized tax benefits	131	—
Net loss (gain) on disposition of assets	(142)	11
Gain on insurance proceeds from damaged property and equipment	(9,153)	—
Amortization of debt issuance costs	409	405
Changes in assets and liabilities:
Receivables	(5,346)	(2,087)
Income taxes receivable	452	(2,851)
Other assets	(1,384)	88
Accounts payable and accrued liabilities	404	10,286
Deferred revenue	2,418	1,770
Accrued salaries and benefits	(2,025)	(2,317)
Income taxes payable	(515)	(2,905)
Closure and post-closure obligations	(775)	(583)
Net cash provided by operating activities	38,874	48,010

Cash flows from investing activities:
Purchases of property and equipment	(24,657)	(14,960)
Insurance proceeds from damaged property and equipment	9,500	—
Proceeds from sale of property and equipment	512	141
Purchases of restricted investments	(400)	(498)
Proceeds from sale of restricted investments	354	431
Net cash used in investing activities	(14,691)	(14,886)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	—
Payments on short-term borrowings	(14,384)	—
Proceeds from short-term borrowings	14,384	—
Dividends paid	(7,942)	(7,884)
Payment of equipment financing obligations	(408)	(217)
Proceeds from exercise of stock options	—	1,471
Other	(914)	(312)
Net cash used in financing activities	(39,264)	(6,942)

Effect of foreign exchange rate changes on cash	836	(902)

Increase (decrease) in Cash and cash equivalents and restricted cash	(14,245)	25,280
Cash and cash equivalents and restricted cash at beginning of period	32,753	28,799
Cash and cash equivalents and restricted cash at end of period	$18,508	$54,079

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	31,969	27,042
Restricted cash at beginning of period	784	1,757
Cash and cash equivalents and restricted cash at beginning of period	$32,753	$28,799
Cash and cash equivalents at end of period	17,690	53,303
Restricted cash at end of period	818	776
Cash and cash equivalents and restricted cash at end of period	$18,508	$54,079
Supplemental Disclosures:
Income taxes paid, net of receipts	$5,694	$13,625
Interest paid	$6,850	$5,288
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$834	$493
Restricted stock issued from treasury shares	$451	$11

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$363,492	$330,147	$359,217	$324,077

Common stock:
Beginning balances	$221	$219	$220	$218
Stock option exercises and issuance of common stock and restricted common stock	—	1	1	2
Ending balances	$221	$220	$221	$220

Additional paid-in capital:
Beginning balances	$183,953	$178,840	$183,834	$177,498
Share-based compensation	1,245	1,011	2,467	2,079
Stock option exercises and issuance of common stock and restricted common stock	—	836	(1,103)	1,121
Issuance of restricted common stock from treasury shares	(451)	—	(451)	(11)
Ending balances	$184,747	$180,687	$184,747	$180,687

Retained earnings:
Beginning balances	$193,397	$160,838	$189,324	$155,533
Net income	15,491	13,220	23,534	22,463
Dividend paid	(3,972)	(3,946)	(7,942)	(7,884)
Ending balances	$204,916	$170,112	$204,916	$170,112

Treasury stock:
Beginning balances	$(1,286)	$(370)	$(370)	$(68)
Repurchase of common stock	—	—	(916)	(313)
Issuance of restricted common stock from treasury shares	451	—	451	11
Ending balances	$(835)	$(370)	$(835)	$(370)

Accumulated other comprehensive income (loss):
Beginning balances	$(12,793)	$(9,380)	$(13,791)	$(9,104)
Other comprehensive income (loss)	503	(969)	1,501	(1,245)
Ending balances	$(12,290)	$(10,349)	$(12,290)	$(10,349)

Total stockholders' equity, ending balances	$376,759	$340,300	$376,759	$340,300

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2019.

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

NRCG Merger

On June 23, 2019, US Ecology, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NRC Group Holdings Corp., a Delaware corporation (“NRCG”), US Ecology Parent, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Holdco”), Rooster Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“Rooster Merger Sub”), and ECOL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“ECOL Merger Sub”).

The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, ECOL Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of Holdco (the “Parent Merger”). Substantially concurrently therewith, NRCG Merger Sub will merge with and into NRCG, with NRCG continuing as the surviving company and as a wholly-owned subsidiary of Holdco (the “Rooster Merger,” and, together with the Parent Merger, the “Mergers”). The parties to the Merger Agreement intend that (1) each of the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (the “Code”), (2) the Mergers together will be treated as an “exchange” described in Section 351 of the Code, and (3) the Merger Agreement will constitute a “plan of reorganization” for purposes of Sections 354 and 361 of the Code.

In the Parent Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the applicable Effective Time (other than cancelled shares) will be converted into the right to receive one share of common stock, par value $0.01 per share, of Holdco (“Holdco Common Stock”). Outstanding equity awards of the Company will be rolled into equity awards at Holdco on a one-for-one basis. Each share of Company Common Stock that is held by the Company as treasury stock or that is owned by the Company, ECOL Merger Sub, or any other subsidiary of the Company, immediately prior to the effective time of the Mergers (the “Effective Time”) will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor.

In the Rooster Merger, each share of common stock, par value $0.0001 per share, of NRCG (“NRCG Common Stock”) issued and outstanding immediately prior to the applicable Effective Time (other than cancelled shares) will be converted into the right to receive, and become exchangeable for: (1) 0.196 shares (the “NRCG Exchange Ratio”) of Holdco Common Stock; (2) cash in lieu of fractional shares of Holdco Common Stock payable pursuant to the Merger Agreement; and (3) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of NRCG Common Stock in accordance with the Merger Agreement. Outstanding shares of NRCG equity awards will be converted into equity awards of Holdco pursuant to the mechanics set forth in the Merger Agreement. In the Rooster

Merger, each share of NRCG Common Stock that is held by NRCG as treasury stock or that is owned by NRCG, Rooster Merger Sub or any other subsidiary of the Company or NRCG immediately prior to the applicable Effective Time will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor.

In addition, in the Rooster Merger, each share of 7.00% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share, of NRCG (the “NRCG Series A Preferred Stock”) will be converted into, and become exchangeable for the right to receive that number of shares of Holdco Common Stock equal to (1) that number of shares of NRCG Common Stock that such share of NRCG Series A Preferred Stock could be converted into at the applicable Effective Time (including Fundamental Change Additional Shares and Accumulated Dividends (each, as defined in the Certificate of Designations, Preferences, Rights and Limitations of NRCG Series A Preferred Stock, dated as of October 17, 2018 and corrected on October 23, 2018 (the “NRCG Certificate of Designations”) establishing the rights of the NRCG Series A Preferred Stock)) multiplied by (b) the NRCG Exchange Ratio; (2) any cash in lieu of fractional shares of Holdco Common Stock payable pursuant to the Merger Agreement; and (3) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of NRCG Common Stock in accordance with the Merger Agreement.

At the closing of the Rooster Merger, in respect of each outstanding warrant to purchase NRCG Common Stock (each, a “NRCG Warrant”) issued pursuant to that certain Warrant Agreement, dated as of June 22, 2017, between Continental Stock Transfer & Trust Company and NRCG, Holdco will issue a replacement warrant (each, a “Replacement Warrant”) to each holder providing that such Replacement Warrant will be exercisable for a number of shares of Holdco Common Stock equal to the product of (1) the number of shares of NRCG Common Stock that would have been issuable upon the exercise of the NRCG Warrant immediately prior to the effective time of the Rooster Merger and (2) the NRCG Exchange Ratio, at an exercise price equal to the quotient obtained by dividing (a) the pre-merger exercise price ($11.50 per share) by (b) the NRCG Exchange Ratio.

The closing of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the Company’s and NRCG’s stockholders, (2) the absence of certain legal impediments to the consummation of the Mergers, (3) the approval of the shares of Holdco Common Stock to be issued as consideration in the Mergers for listing on the Nasdaq Global Select Market, (4) effectiveness of the registration statement on Form S-4 registering the shares of Holdco Common Stock to be issued in connection with the Mergers, the Replacement Warrants and the shares of Holdco Common Stock underlying the Replacement Warrants, which includes a joint proxy statement of the Company and NRCG and a prospectus of Holdco (the “Proxy Statement”), (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement and (6) written tax opinions from the Company’s counsel and NRCG’s counsel.

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

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$90,379	$3,133	$93,512
Services Revenue:
Transportation and Logistics (2)	22,465	12,760	35,225
Industrial Services (3)	—	4,963	4,963
Small Quantity Generation (4)	—	9,326	9,326
Total Waste Management (5)	—	8,004	8,004
Remediation (6)	—	889	889
Emergency Response (7)	—	3,180	3,180
Other (8)	—	703	703
Revenue	$112,844	$42,958	$155,802

	Three Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$78,093	$2,902	$80,995
Services Revenue:
Transportation and Logistics (2)	20,867	7,598	28,465
Industrial Services (3)	—	4,506	4,506
Small Quantity Generation (4)	—	9,138	9,138
Total Waste Management (5)	—	9,019	9,019
Remediation (6)	—	3,968	3,968
Emergency Response (7)	—	749	749
Other (8)	—	72	72
Revenue	$98,960	$37,952	$136,912

	Six Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$168,092	$5,929	$174,021
Services Revenue:
Transportation and Logistics (2)	37,085	19,852	56,937
Industrial Services (3)	—	10,980	10,980
Small Quantity Generation (4)	—	17,515	17,515
Total Waste Management (5)	—	16,719	16,719
Remediation (6)	—	2,616	2,616
Emergency Response (7)		6,226	6,226
Other (8)	—	1,825	1,825
Revenue	$205,177	$81,662	$286,839

	Six Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$150,802	$5,549	$156,351
Services Revenue:
Transportation and Logistics (2)	34,629	13,248	47,877
Industrial Services (3)	—	8,385	8,385
Small Quantity Generation (4)	—	17,465	17,465
Total Waste Management (5)	—	19,241	19,241
Remediation (6)	—	6,158	6,158
Emergency Response (7)		1,391	1,391
Other (8)	—	103	103
Revenue	$185,431	$71,540	$256,971
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended June 30, 2019 and 2018, 23% and 19%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 77% and 81% of our treatment and disposal revenue for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, 19% and 18%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 81% and 82% of our treatment and disposal revenue for the six months ended June 30, 2019 and 2018, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.
(8)	Includes equipment rental and other miscellaneous services.

We provide services in the United States and Canada. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$85,785	$42,958	$128,743	$84,917	$37,952	$122,869
Canada	27,059	—	27,059	14,043	—	14,043
Total revenue	$112,844	$42,958	$155,802	$98,960	$37,952	$136,912

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$163,144	$81,662	$244,806	$159,903	$71,540	$231,443
Canada	42,033	—	42,033	25,528	—	25,528
Total revenue	$205,177	$81,662	$286,839	$185,431	$71,540	$256,971

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services. Deferred revenue includes waste that has been received but not yet treated or disposed, and is recognized when services are performed. We recognized $1.5 million of revenue during each of the three month periods ended June 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year. During the six months ended June 30, 2019 and 2018, we recognized $9.0 million and $7.8 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of each year.

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

The following table summarizes the consideration paid for Winnie and the fair value estimates of assets acquired and liabilities assumed, recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2018:

	Purchase Price Allocation
	December 31,		June 30,
$s in thousands	2018	Adjustments	2019
Current assets	$1,923	$(63)	$1,860
Property and equipment	6,300	(2,324)	3,976
Identifiable intangible assets	66,600	(100)	66,500
Current liabilities	(755)	—	(755)
Other liabilities	(512)	—	(512)
Total identifiable net assets	73,556	(2,487)	71,069
Goodwill	13,573	2,586	16,159
Total purchase price	$87,129	$99	$87,228

Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair values of property and equipment, a post-closing price adjustment based on working capital requirements and residual goodwill.

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	3,369	(1,658)	1,711
Amounts reclassified out of AOCI, net of tax (1)	—	(210)	(210)
Other comprehensive income, net	3,369	(1,868)	1,501
Balance at June 30, 2019	$(11,328)	$(962)	$(12,290)
(1)	Before-tax reclassifications of $127,000 ($100,000 after-tax) and $266,000 ($210,000 after-tax) for the three and six months ended June 30, 2019, were included as a reduction of Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized as a reduction of interest expense over the next 12 months total approximately $509,000 ($402,000 after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)
Other comprehensive income (loss) before reclassifications, net of tax	(3,468)	1,913	(1,555)
Amounts reclassified out of AOCI, net of tax (2)	—	310	310
Other comprehensive income, net	(3,468)	2,223	(1,245)
Balance at June 30, 2018	$(12,071)	$1,722	$(10,349)
(2)	Before-tax reclassifications of $119,000 ($94,000 after-tax) and $392,000 ($310,000 after-tax) for the three and six months ended June 30, 2018, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2019 or 2018, respectively. No customer accounted for more than 10% of total trade receivables as of June 30, 2019 or December 31, 2018.

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

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2019	2018
Trade	$115,935	$118,909
Unbilled revenue	27,741	26,538
Other	8,887	2,241
Total receivables	152,563	147,688
Allowance for doubtful accounts	(2,526)	(2,998)
Receivables, net	$150,037	$144,690

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At June 30, 2019, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,979	$2,224	$—	$4,203
Money market funds (2)	818	—	—	818
Total	$2,797	$2,224	$—	$5,021

Liabilities:
Interest rate swap agreement (3)	$—	$1,217	$—	$1,217
Total	$—	$1,217	$—	$1,217

	December 31, 2018
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,561	$2,596	$—	$4,157
Money market funds (2)	784	—	—	784
Interest rate swap agreement (3)	—	1,147		1,147
Total	$2,345	$3,743	$—	$6,088
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest a portion of our Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. Money market funds are considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities and Other assets in the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2019	2018
Cell development costs	$147,059	$146,155
Land and improvements	53,067	50,481
Buildings and improvements	91,743	91,358
Railcars	17,299	17,299
Vehicles and other equipment	162,388	154,014
Construction in progress	26,546	14,554
Total property and equipment	498,102	473,861
Accumulated depreciation and amortization	(232,482)	(215,418)
Property and equipment, net	$265,620	$258,443

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $9.1 million and $7.0 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $17.3 million and $13.6 million, respectively.

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

Lease assets and liabilities consisted of the following:

$s in thousands	June 30, 2019
Assets:
Operating right-of-use assets (1)	$17,575
Finance right-of-use assets (2)	3,028
Total	$20,603

Liabilities:
Current:
Operating (3)	$4,932
Finance (4)	837
Long-term:
Operating (5)	12,553
Finance (6)	2,269
Total	$20,591
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $1.5 million as of June 30, 2019.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2019	June 30, 2019
Operating lease cost (1)	$1,713	$3,455
Finance lease cost:
Amortization of leased assets (2)	248	476
Interest on lease liabilities (3)	30	50
Total	$1,991	$3,981
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

Six Months Ended
$s in thousands	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,238
Operating cash flows from finance leases	50
Financing cash flows from finance leases	408

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,397
Right-of-use assets obtained in exchange for new finance lease liabilities	1,844

Other information related to our leases is as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	5.6
Finance leases	3.7
Weighted-average discount rate:
Operating leases	4.38%
Finance leases	3.71%

The Company’s maturity analysis of its lease liabilities as of June 30, 2019 is as follows:

	Operating	Finance
$s in thousands	Leases	Leases	Total
2019 (excluding the six months ended June 30, 2019)	$2,936	$484	$3,420
2020	4,110	792	4,902
2021	3,663	619	4,282
2022	2,367	548	2,915
2023	1,886	612	2,498
Thereafter	5,157	354	5,511
Total	$20,119	$3,409	$23,528
Less: Interest	2,634	303	2,937
Present value of lease liabilities	$17,485	$3,106	$20,591

Future minimum lease payments on non-cancellable operating leases as of December 31, 2018 are as follows:

$s in thousands	Payments
2019	$5,638
2020	3,644
2021	3,184
2022	1,885
2023	1,457
Thereafter	5,065
$20,873

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2019 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2018	$162,816	$(6,870)	$51,231	$—	$207,177
Winnie purchase price allocation adjustment	2,586	—	—	—	2,586
Foreign currency translation	703	—	—	—	703
Balance at June 30, 2019	$166,105	$(6,870)	$51,231	$—	$210,466

Intangible assets, net consisted of the following:

	June 30, 2019			December 31, 2018
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$165,600	$(16,817)	$148,783	$164,840	$(14,804)	$150,036
Customer relationships	99,396	(28,948)	70,448	99,241	(25,676)	73,565
Technology - formulae and processes	6,951	(1,897)	5,054	6,672	(1,714)	4,958
Customer backlog	3,652	(1,839)	1,813	3,652	(1,656)	1,996
Developed software	2,894	(1,737)	1,157	2,884	(1,581)	1,303
Non-compete agreements	1,542	(1,076)	466	1,542	(875)	667
Internet domain and website	536	(142)	394	536	(128)	408
Database	387	(181)	206	384	(167)	217
Total amortizing intangible assets	280,958	(52,637)	228,321	279,751	(46,601)	233,150
Non-amortizing intangible assets:
Permits and licenses	46,415	—	46,415	46,391	—	46,391
Tradename	130	—	130	125	—	125
Total intangible assets	$327,503	$(52,637)	$274,866	$326,267	$(46,601)	$279,666

Amortization expense for the three months ended June 30, 2019 and 2018 was $2.9 million and $2.3 million, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $5.7 million and $4.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2019	2018
Revolving credit facility	$334,000	$364,000
Long-term debt	$334,000	$364,000

2017 Credit Agreement

On April 18, 2017, the Company entered into a senior secured credit agreement (the “2017 Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The 2017 Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. The Company is pursuing an amendment to the 2017 Credit Agreement to, among other things, permit a $400.0 million term loan, which the Company intends to use in refinancing existing indebtedness of NRCG in connection with the Mergers and to pay the fees and expenses of the Company incurred in connection with the Mergers and the transactions in connection therewith.

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

At June 30, 2019, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.61%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $160.0 million, or 48%, of the Revolving Credit Facility borrowings as of June 30, 2019.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the 2017 Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the 2017 Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2019, there were $334.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the 2017 Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility. The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of June 30, 2019, there were no amounts outstanding subject to the Sweep Arrangement.

As of June 30, 2019, the availability under the Revolving Credit Facility was $160.3 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At June 30, 2019, we were in compliance with all of the financial covenants in the 2017 Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2019	June 30, 2019
Closure and post-closure obligations, beginning of period	$79,056	$78,363
Accretion expense	1,133	2,258
Payments	(305)	(775)
Foreign currency translation	35	73
Closure and post-closure obligations, end of period	79,919	79,919
Less current portion	(2,231)	(2,231)
Long-term portion	$77,688	$77,688

NOTE 13.   INCOME TAXES

Our effective tax rate for the three months ended June 30, 2019 was 29.2%, up from 24.4% for the three months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was 28.6%, up from 25.7% for the six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to increased non-deductible expenses and higher effective state tax rates, partially offset by federal research and development credits. The change in the effective tax rate for the three and six months ended June 30, 2019 also reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $616,000 and $555,000 as of June 30, 2019 and December 31, 2018, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $544,000 to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of Selling, general and administrative expenses.

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

NOTE 14.   EARNINGS PER SHARE

	Three Months Ended June 30,
	2019		2018
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$15,491	$15,491	$13,220	$13,220
Weighted average basic shares outstanding	22,006	22,006	21,867	21,867

Dilutive effect of share-based awards		202		157
Weighted average diluted shares outstanding		22,208		22,024

Earnings per share	$0.70	$0.70	$0.60	$0.60
Anti-dilutive shares excluded from calculation		92		58

	Six Months Ended June 30,
	2019		2018
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$23,534	$23,534	$22,463	$22,463
Weighted average basic shares outstanding	21,997	21,997	21,835	21,835

Dilutive effect of share-based awards		206		156
Weighted average diluted shares outstanding		22,203		21,991

Earnings per share	$1.07	$1.06	$1.03	$1.02
Anti-dilutive shares excluded from calculation		86		76

NOTE 15.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or six months ended June 30, 2019. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in the Company and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other share-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of June 30, 2019, 873,117 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2019 are as follows:

	2019
Stock price on grant date	$58.40
Expected term	3.0	years
Expected volatility	30%
Risk-free interest rate	2.5%
Expected dividend yield	1.1%

A summary of our PSU, restricted stock and RSU activity for the six months ended June 30, 2019 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2018	39,200	$55.48	74,988	$46.74	66,785	$53.77
Granted	17,111	58.20	27,800	62.59	33,020	56.21
Vested	(13,600)	41.22	(39,234)	43.77	(26,362)	48.28
Cancelled, expired or forfeited	—	—	—	—	(243)	45.66
Outstanding as of June 30, 2019	42,711	$61.11	63,554	$55.50	73,200	$56.88

During the six months ended June 30, 2019, 13,600 PSUs vested and PSU holders earned 19,414 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2018	236,503	$44.93
Granted	41,100	63.36
Exercised	(3,246)	42.29
Cancelled, expired or forfeited	(1,540)	43.55
Outstanding as of June 30, 2019	272,817	$47.74
Exercisable as of June 30, 2019	191,756	$43.83

During the six months ended June 30, 2019, option holders tendered 2,252 options in connection with options exercised via net share settlement.

Treasury Stock

During the six months ended June 30, 2019, the Company repurchased 14,462 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $63.34 per share. During the six months ended June 30, 2019, the Company issued 7,800 treasury shares related to restricted stock awards at an average cost of $57.77 per share.

Dividends

The Company paid dividends of $0.18 per common share during each of the three months ended June 30, 2019 and 2018 and paid dividends of $0.36 per common share during each of the six months ended June 30, 2019 and 2018.

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

On July 23, 2019, SBTS, LLC (“SBTS”) filed a complaint captioned SBTS, LLC vs. NRC Group Holdings Corp. (Civil Action No. 2019-0566-JTL), in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against NRCG, NRC Group and US Ecology (the “Complaint”). In the Complaint, SBTS alleges that (1) the exchange (the “Preferred Exchange”) of the NRCG Series A Preferred Stock pursuant to the Merger Agreement breaches certain provisions of the NRCG Series A Certificate of Designations, (2) the Preferred Exchange would violate Section 242 of the Delaware General Corporation Law (“DGCL”), (3) SBTS would suffer irreparable harm if NRCG and US Ecology are not enjoined from consummating the transactions contemplated by the Merger Agreement and (4) US Ecology had knowledge of the relevant sections of the NRCG Series A Certificate of Designations and still required the Merger Agreement to include the Preferred Exchange.

In the Complaint, SBTS requests that the Court of Chancery (1) render a declaratory judgment that (a) the terms of the Merger Agreement violate certain provisions of the NRCG Series A Certificate of Designations, (b) the removal of the NRCG Series A Preferred Stock designee from the NRCG Board violates NRCG’s Certificate of Incorporation and the NRCG Series A Certificate of Designations, and (c) the terms of the Merger Agreement violate Section 242 of the DGCL, (2) enjoin NRCG from convening a vote of its common stockholders to adopt the Merger Agreement, (3) enjoin NRCG and US Ecology from consummating the transactions contemplated by the Merger Agreement, (4) find US Ecology liable for tortious interference with a contract and award SBTS the damages caused by US Ecology’s actions, (5) award SBTS costs and expenses in connection with the action and (6) grant SBTS any such further relief as justice and its cause may require.

As previously disclosed, NRCG and US Ecology believe that the allegations in the Complaint are without merit and that the Preferred Exchange of the NRCG Series A Preferred Stock as contemplated in the Merger Agreement is in accordance with the NRCG Series A Certificate of Designations and the DGCL.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed landfill operations at our Grand View, Idaho facility in first quarter of 2019 and resumed operations of our secondary waste-treatment facility in the second quarter of 2019. Reconstruction of the primary waste-treatment building is currently underway. In addition to conducting our own investigation into the incident, we are fully cooperating with government agencies, including Idaho Department of Environmental Quality (“IDEQ”) and the U.S. Environmental Protection Agency (“USEPA”) to support their comprehensive and independent investigations of the incident. We cannot presently estimate the potential liability related to the incident and, therefore, no amounts related to such claims have been recorded in our financial statements as of June 30, 2019. We have not been named as a defendant in any civil action relating to the incident. As a result of the Occupational Safety and Health Administration’s (“OSHA”) inspection following the incident, OSHA issued a Citation and Notification of Penalty on May 6, 2019. We are currently contesting the Citation and Notification of Penalty before the Occupational Safety and Health Review Commission and the contested penalty is not material. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

The Company received $9.5 million of property-related insurance payments in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The Company recognized $9.2 million of property-related insurance recovery gains in the first six months of 2019. The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims. Although the Company has recognized certain insurance recoveries related to expenses incurred to continue limited operations at the facility, as of June 30, 2019, the Company has neither received nor recognized any business interruption insurance recoveries related to lost profits as a result of lost business or customers.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$112,844	$42,958	$—	$155,802
Depreciation, amortization and accretion	$10,377	$2,151	$597	$13,125
Capital expenditures	$14,455	$2,059	$920	$17,434
Total assets	$725,311	$167,985	$68,120	$961,416

	Three Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$98,960	$37,952	$—	$136,912
Depreciation, amortization and accretion	$8,676	$1,415	$330	$10,421
Capital expenditures	$4,935	$1,849	$618	$7,402
Total assets	$599,706	$126,797	$98,160	$824,663

	Six Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$205,177	$81,662	$—	$286,839
Depreciation, amortization and accretion	$20,003	$4,282	$901	$25,186
Capital expenditures	$21,296	$2,108	$1,253	$24,657
Total assets	$725,311	$167,985	$68,120	$961,416

	Six Months Ended June 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$185,431	$71,540	$—	$256,971
Depreciation, amortization and accretion	$17,186	$2,770	$446	$20,402
Capital expenditures	$10,939	$2,887	$1,134	$14,960
Total assets	$599,706	$126,797	$98,160	$824,663

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, property insurance recoveries and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2019	2018	2019	2018
Net income	$15,491	$13,220	$23,534	$22,463
Income tax expense	6,395	4,258	9,436	7,778
Interest expense	3,588	2,907	7,618	5,716
Interest income	(202)	(39)	(409)	(63)
Foreign currency loss	384	139	523	153
Other income	(122)	(193)	(232)	(2,316)
Property and equipment impairment charges	—	—	25	—
Depreciation and amortization of plant and equipment	9,129	7,044	17,254	13,649
Amortization of intangible assets	2,863	2,296	5,674	4,598
Share-based compensation	1,245	1,011	2,467	2,079
Accretion and non-cash adjustment of closure & post-closure liabilities	1,133	1,081	2,258	2,155
Property insurance recoveries	(4,500)	—	(9,153)	—
Adjusted EBITDA	$35,404	$31,724	$58,995	$56,212

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2019	2018	2019	2018
Adjusted EBITDA:
Environmental Services	$47,056	$39,860	$82,316	$74,532
Field & Industrial Services	5,022	4,562	7,576	6,907
Corporate	(16,674)	(12,698)	(30,897)	(25,227)
Total	$35,404	$31,724	$58,995	$56,212

Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2019	2018
United States	$481,301	$480,322
Canada	59,185	57,787
Total long-lived assets	$540,486	$538,109

NOTE 18.   SUBSEQUENT EVENTS

Quarterly Dividend

On July 1, 2019, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 19, 2019. The dividend was paid using cash on hand on July 26, 2019 in an aggregate amount of $4.0 million.

Acquisition of W.I.S.E. Environmental Solutions Inc.

On August 1, 2019, we acquired 100% of the outstanding shares of W.I.S.E. Environmental Services Inc. (“US Ecology Sarnia”), an environmental services company based in Sarnia, Ontario, Canada for 23.5 million Canadian dollars. The purchase price is subject to post-closing adjustments based on agreed upon working capital requirements. Revenues, net income, earnings per share and total assets of US Ecology Sarnia are not material to our consolidated financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2019, the related consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2019

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and six months ended June 30, 2019 and 2018 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended June 30,
Generator Industry	2019	2018
Metal Manufacturing	18%	17%
Chemical Manufacturing	17%	14%
Broker / TSDF	13%	14%
General Manufacturing	11%	12%
Government	11%	6%
Refining	9%	11%
Transportation	3%	3%
Utilities	3%	3%
Waste Management & Remediation	2%	4%
Mining, Exploration and Production	2%	2%
Other (2)	11%	14%

	% of Treatment and Disposal Revenue (1) for the
	Six Months Ended June 30,
Generator Industry	2019	2018
Metal Manufacturing	17%	16%
Chemical Manufacturing	16%	14%
Broker / TSDF	14%	14%
General Manufacturing	12%	12%
Refining	10%	11%
Government	9%	6%
Utilities	3%	3%
Transportation	3%	3%
Waste Management & Remediation	2%	3%
Mining, Exploration and Production	2%	2%
Other (2)	12%	16%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended June 30, 2019, Base Business revenue increased 7% compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, approximately 77% of our total T&D revenue was derived from our Base Business, down from 81% for the three months ended June 30, 2018. For the six months ended June 30, 2019, Base Business revenue increased 7% compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, approximately 81% of our total T&D revenue was derived from our Base Business, down from 82% for the six months ended June 30, 2018. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended June 30, 2019, approximately 23% of our total T&D revenue was derived from Event Business projects, up from 19% for the three months ended June 30, 2018. For the three months ended

June 30, 2019, Event Business revenue increased 34% compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, approximately 19% of our total T&D revenue was derived from Event Business projects, up from 18% for the six months ended June 30, 2018. For the six months ended June 30, 2019, Event Business revenue increased 18% compared to the six months ended June 30, 2018. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2019 vs. 2018
$s in thousands	2019	%	2018	%	$ Change	% Change
Revenue
Environmental Services	$112,844	72%	$98,960	72%	$13,884	14%
Field & Industrial Services	42,958	28%	37,952	28%	5,006	13%
Total	155,802	100%	136,912	100%	18,890	14%
Gross Profit
Environmental Services	43,081	38%	35,899	36%	7,182	20%
Field & Industrial Services	6,502	15%	5,549	15%	953	17%
Total	49,583	32%	41,448	30%	8,135	20%
Selling, General & Administrative Expenses
Environmental Services	2,010	2%	4,825	5%	(2,815)	(58)%
Field & Industrial Services	3,739	9%	2,454	6%	1,285	52%
Corporate	18,300	n/m	13,877	n/m	4,423	32%
Total	24,049	15%	21,156	15%	2,893	14%
Adjusted EBITDA
Environmental Services	47,056	42%	39,860	40%	7,196	18%
Field & Industrial Services	5,022	12%	4,562	12%	460	10%
Corporate	(16,674)	n/m	(12,698)	n/m	(3,976)	31%
Total	$35,404	23%	$31,724	23%	$3,680	12%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, property insurance recoveries and other income/expense. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		2019 vs. 2018
$s in thousands	2019	2018	$ Change	% Change
Net income	$15,491	$13,220	$2,271	17%
Income tax expense	6,395	4,258	2,137	50%
Interest expense	3,588	2,907	681	23%
Interest income	(202)	(39)	(163)	418%
Foreign currency loss	384	139	245	176%
Other income	(122)	(193)	71	(37)%
Depreciation and amortization of plant and equipment	9,129	7,044	2,085	30%
Amortization of intangible assets	2,863	2,296	567	25%
Share-based compensation	1,245	1,011	234	23%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,133	1,081	52	5%
Property insurance recoveries	(4,500)	—	(4,500)	n/m
Adjusted EBITDA	$35,404	$31,724	$3,680	12%

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Revenue

Total revenue increased 14% to $155.8 million for the second quarter of 2019 compared with $136.9 million for the second quarter of 2018.

Environmental Services

Environmental Services segment revenue increased 14% to $112.8 million for the second quarter of 2019, compared to $99.0 million for the second quarter of 2018. T&D revenue increased 16% compared to the second quarter of 2018, comprised of a 7% increase in Base Business revenue and a 34% increase in project-based Event Business revenue. Transportation service revenue increased 9% compared to the second quarter of 2018, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 38% for the second quarter of 2019 compared to the second quarter of 2018, partially reflecting incremental volumes disposed at our Winnie, Texas deep-well facility that was acquired in the fourth quarter of 2018 as well as a 17% increase in tons of waste disposed of or processed at our landfills for the second quarter of 2019 compared to the second quarter of 2018.

T&D revenue from recurring Base Business waste generators increased 7% for the second quarter of 2019 compared to the second quarter of 2018 and comprised 77% of total T&D revenue for the second quarter of 2019. During the second quarter of 2019, increases in Base Business T&D revenue from the general manufacturing, refining, “Other” and metal manufacturing industry groups were partially offset by a decrease in Base Business T&D revenue from the waste management & remediation and chemical manufacturing industry groups.

T&D revenue from Event Business waste generators increased 34% for the second quarter of 2019 compared to the second quarter of 2018 and comprised 23% of total T&D revenue for the second quarter of 2019. During the second quarter of 2019, increases in Event Business T&D revenue from the government, chemical manufacturing and metal manufacturing industry groups were partially offset by a decrease in Event Business T&D revenue from the “Other”, refining and waste management & remediation industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the second quarter of 2019 as compared to the second quarter of 2018:

Treatment and Disposal Revenue Growth
Three Months Ended June 30, 2019 vs.
Three Months Ended June 30, 2018
Government	95%
Chemical Manufacturing	33%
Transportation	29%
Metal Manufacturing	15%
General Manufacturing	6%
Broker / TSDF	3%
Utilities	1%
Refining	-3%
Other	-8%
Mining, Exploration & Production	-21%
Waste Management & Remediation	-49%

Field & Industrial Services

Field & Industrial Services segment revenue increased 13% to $43.0 million for the second quarter of 2019 compared with $38.0 million for the second quarter of 2018. The increase in Field & Industrial Services segment revenue is primarily attributable to higher Transportation and Logistics revenues and growth in our Emergency Response business line primarily as a result of our acquisition of ES&H of Dallas, LLC (“ES&H Dallas”) in the third quarter of 2018, partially offset by lower revenues from our Remediation and Total Waste Management business lines.

Gross Profit

Total gross profit increased 20% to $49.6 million for the second quarter of 2019, up from $41.4 million for the second quarter of 2018. Total gross margin was 32% for the second quarter of 2019 compared with 30% for the second quarter of 2018.

Environmental Services

Environmental Services segment gross profit increased 20% to $43.1 million for the second quarter of 2019, up from $35.9 million for the second quarter of 2018. Total segment gross margin for the second quarter of 2019 was 38% compared with 36% for the second quarter of 2018. Gross profit for the second quarter of 2019 includes $2.2 million in business interruption insurance recoveries related to hurricane losses at our Robstown, Texas facility in 2017 and the incident at our Grand View, Idaho facility in the fourth quarter of 2018. T&D gross margin was 45% for the second quarter of 2019 compared with 42% for the second quarter of 2018.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 17% to $6.5 million for the second quarter of 2019, up from $5.5 million for the second quarter of 2018. Total segment gross margin was 15% for both the second quarter of 2019 and the second quarter of 2018.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $24.0 million, or 15% of total revenue, for the second quarter of 2019, up from $21.2 million, or 15% of total revenue, for the second quarter of 2018.

Environmental Services

Environmental Services segment SG&A decreased 58% to $2.0 million, or 2% of segment revenue, for the second quarter of 2019 compared with $4.8 million, or 5% of segment revenue, for the second quarter of 2018, primarily reflecting property insurance recoveries of $4.5 million recognized in the second quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018, partially offset by higher property tax expense and higher amortization expense.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 52% to $3.7 million, or 9% of segment revenue, for the second quarter of 2019 compared with $2.5 million, or 6% of segment revenue, for the second quarter of 2018, primarily reflecting incremental costs associated with new facilities.

Corporate

Corporate SG&A was $18.3 million, or 12% of total revenue, for the second quarter of 2019 compared with $13.9 million, or 10% of total revenue, for the second quarter of 2018, primarily reflecting higher business development expenses, employee labor costs and information technology related expenses in the second quarter of 2019 compared with the second quarter of 2018.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the second quarter of 2019 was 29.2%, compared with 24.4% for the second quarter of 2018. The increase in the effective tax rate was primarily due to non-deductible business development expenses and higher effective state tax rates, partially offset by federal research and development credits.

Interest expense

Interest expense was $3.6 million for the second quarter of 2019 compared with $2.9 million for the second quarter of 2018. The increase is the result of higher outstanding debt levels in the second quarter of 2019 due to the acquisition of Ecoserv Industrial Disposal, LLC (“Winnie”) in November of 2018, as well as higher interest rates on the variable portion of our outstanding debt.

Foreign currency gain (loss)

We recognized a $384,000 foreign currency loss for the second quarter of 2019 compared with a $139,000 foreign currency loss for the second quarter of 2018. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2019, we had $18.6 million of intercompany loans subject to currency revaluation.

Other income

Other income was $122,000 for the second quarter of 2019 compared with other income of $193,000 million for the second quarter of 2018.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $9.1 million for the second quarter of 2019 compared with $7.0 million for the second quarter of 2018, primarily reflecting additional depreciation expense on assets associated with ES&H Dallas and Winnie that were acquired in the third and fourth quarter of 2018, respectively.

Amortization of intangible assets

Intangible assets amortization expense was $2.9 million for the second quarter of 2019 compared with $2.3 million for the second quarter of 2018, primarily reflecting additional amortization of intangible assets recorded as a result of the ES&H Dallas and Winnie acquisitions in the third and fourth quarter of 2018, respectively.

Share-based compensation

Share-based compensation expense was $1.2 million for the second quarter of 2019 compared with $1.0 million for the second quarter 2018 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the second quarter of both 2019 and 2018.

Property insurance recoveries

The Company recognized property-related insurance recoveries of $4.5 million in the second quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2019 vs. 2018
$s in thousands	2019	%	2018	%	$ Change	% Change
Revenue
Environmental Services	$205,177	72%	$185,431	72%	$19,746	11%
Field & Industrial Services	81,662	28%	71,540	28%	10,122	14%
Total	286,839	100%	256,971	100%	29,868	12%
Gross Profit
Environmental Services	74,637	36%	68,351	37%	6,286	9%
Field & Industrial Services	10,187	12%	8,768	12%	1,419	16%
Total	84,824	30%	77,119	30%	7,705	10%
Selling, General & Administrative Expenses
Environmental Services	3,415	2%	11,201	6%	(7,786)	(70)%
Field & Industrial Services	7,123	9%	4,711	7%	2,412	51%
Corporate	33,816	n/m	27,476	n/m	6,340	23%
Total	44,354	15%	43,388	17%	966	2%
Adjusted EBITDA
Environmental Services	82,316	40%	74,532	40%	7,784	10%
Field & Industrial Services	7,576	9%	6,907	10%	669	10%
Corporate	(30,897)	n/m	(25,227)	n/m	(5,670)	22%
Total	$58,995	21%	$56,212	22%	$2,783	5%

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

	Six Months Ended June 30,		2019 vs. 2018
$s in thousands	2019	2018	$ Change	% Change
Net income	$23,534	$22,463	$1,071	5%
Income tax expense	9,436	7,778	1,658	21%
Interest expense	7,618	5,716	1,902	33%
Interest income	(409)	(63)	(346)	549%
Foreign currency loss	523	153	370	242%
Other income	(232)	(2,316)	2,084	(90)%
Property and equipment impairment charges	25	—	25	n/m
Depreciation and amortization of plant and equipment	17,254	13,649	3,605	26%
Amortization of intangible assets	5,674	4,598	1,076	23%
Share-based compensation	2,467	2,079	388	19%
Accretion and non-cash adjustment of closure & post-closure liabilities	2,258	2,155	103	5%
Property insurance recoveries	(9,153)	—	(9,153)	n/m
Adjusted EBITDA	$58,995	$56,212	$2,783	5%

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Revenue

Total revenue increased 12% to $286.8 million for the first six months of 2019 compared with $257.0 million for the first six months of 2018.

Environmental Services

Environmental Services segment revenue increased 11% to $205.2 million for the first six months of 2019, compared to $185.4 million for the first six months of 2018. T&D revenue increased 12% compared to the first six months of 2018, comprised of a 7% increase in Base Business revenue and an 18% increase in project-based Event Business revenue. Transportation service revenue increased 8% compared to the first six months of 2018, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 33% for the first six months of 2019 compared to the first six months of 2018, partially reflecting incremental volumes disposed at our Winnie, Texas deep-well facility that was acquired in the fourth quarter of 2018 as well as a 8% increase in tons of waste disposed of or processed at our landfills for the first six months of 2019 compared to the first six months of 2018.

T&D revenue from recurring Base Business waste generators increased 7% for the first six months of 2019 compared to the first six months of 2018 and comprised 81% of total T&D revenue for the first six months of 2019. During the first six months of 2019, increases in Base Business T&D revenue from the metal manufacturing, broker/TSDF, general manufacturing and “Other” industry groups were partially offset by a decrease in Base Business T&D revenue from the chemical manufacturing and waste management & remediation industry groups.

T&D revenue from Event Business waste generators increased 18% for the first six months of 2019 compared to the first six months of 2018 and comprised 19% of total T&D revenue for the first six months of 2019. During the first six months of 2019, increases in Event Business T&D revenue from the chemical manufacturing, government and metal manufacturing industry groups were partially offset by a decrease in Event Business T&D revenue from the “Other”, refining and waste management & remediation industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first six months of 2019 as compared to the first six months of 2018:

Treatment and Disposal Revenue Growth
Six Months Ended June 30, 2019 vs.
Six Months Ended June 30, 2018
Government	66%
Transportation	43%
Chemical Manufacturing	29%
Metal Manufacturing	16%
Broker / TSDF	10%
General Manufacturing	6%
Utilities	0%
Refining	-5%
Mining, Exploration & Production	-6%
Other	-14%
Waste Management & Remediation	-50%

Field & Industrial Services

Field & Industrial Services segment revenue increased 14% to $81.7 million for the first six months of 2019 compared with $71.5 million for the first six months of 2018. The increase in Field & Industrial Services segment revenue is primarily attributable to higher Transportation and Logistics revenues, growth in our Emergency Response business line primarily as a result of our acquisition of ES&H of Dallas, LLC (“ES&H Dallas”) in the third quarter of 2018 and higher Industrial Services revenues, partially offset by lower revenues from our Remediation and Total Waste Management business lines.

Gross Profit

Total gross profit increased 10% to $84.8 million for the first six months of 2019, up from $77.1 million for the first six months of 2018. Total gross margin was 30% for both the first six months of 2019 and the first six months of 2018.

Environmental Services

Environmental Services segment gross profit increased 9% to $74.6 million for the first six months of 2019, up from $68.4 million for the first six months of 2018. Total segment gross margin for the first six months of 2019 was 36% compared with 37% for the first six months of 2018. Gross profit for the first six months of 2019 includes $2.2 million in business interruption insurance recoveries in the second quarter of 2019 related to hurricane losses at our Robstown, Texas facility in 2017 and the incident at our Grand View, Idaho facility in the fourth quarter of 2018. T&D gross margin was 42% for the first six months of 2019 compared with 41% for the first six months of 2018.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 16% to $10.2 million for the first six months of 2019, up from $8.8 million for the first six months of 2018. Total segment gross margin was 12% for both the first six months of 2019 and the first six months of 2018.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $44.4 million, or 15% of total revenue, for the first six months of 2019, up from $43.4 million, or 17% of total revenue, for the first six months of 2018.

Environmental Services

Environmental Services segment SG&A decreased 70% to $3.4 million, or 2% of segment revenue, for the first six months of 2019 compared with $11.2 million, or 6% of segment revenue, for the first six months of 2018, primarily reflecting property insurance recoveries of $9.2 million recognized in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018, partially offset by higher amortization expense, higher property taxes, and higher insurance costs.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 51% to $7.1 million, or 9% of segment revenue, for the first six months of 2019 compared with $4.7 million, or 7% of segment revenue, for the first six months of 2018, primarily reflecting incremental costs associated with new facilities.

Corporate

Corporate SG&A was $33.8 million, or 12% of total revenue, for the first six months of 2019 compared with $27.5 million, or 11% of total revenue, for the first six months of 2018, primarily reflecting higher business development expenses, employee labor costs and information technology related expenses in the first six months of 2019 compared with the first six months of 2018.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first six months of 2019 was 28.6%, compared with 25.7% for the first six months of 2018. The increase in the effective tax rate was primarily due to non-deductible business development expenses and higher effective state tax rates, partially offset by federal research and development credits.

Interest expense

Interest expense was $7.6 million for the first six months of 2019 compared with $5.7 million for the first six months of 2018. The increase is the result of higher outstanding debt levels in the first six months of 2019 due to the acquisition of Ecoserv Industrial Disposal, LLC (“Winnie”) in November of 2018, as well as higher interest rates on the variable portion of our outstanding debt.

Foreign currency gain (loss)

We recognized a $523,000 foreign currency loss for the first six months of 2019 compared with a $153,000 foreign currency loss for the first six months of 2018. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2019, we had $18.6 million of intercompany loans subject to currency revaluation.

Other income

Other income was $232,000 for the first six months of 2019 compared with other income of $2.3 million for the first six months of 2018. Other income for the first six months of 2018 includes a $2.0 million gain on the issuance of a property easement on a portion of unutilized Company-owned land at one of our operating facilities.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $17.3 million for the first six months of 2019 compared with $13.6 million for the first six months of 2018, primarily reflecting additional depreciation expense on assets associated with ES&H Dallas and Winnie that were acquired in the third and fourth quarter of 2018, respectively.

Amortization of intangible assets

Intangible assets amortization expense was $5.7 million for the first six months of 2019 compared with $4.6 million for the first six months of 2018, primarily reflecting additional amortization of intangible assets recorded as a result of the ES&H Dallas and Winnie acquisitions in the third and fourth quarter of 2018, respectively.

Share-based compensation

Share-based compensation expense was $2.5 million for the first six months of 2019 compared with $2.1 million for the first six months 2018 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $2.3 million for the first six months of 2019 compared with $2.2 for the first six months of 2018.

Property insurance recoveries

The Company recognized property-related insurance recoveries of $9.2 million in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018

CRITICAL ACCOUNTING POLICIES

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the 2017 Credit Agreement entered into on April 18, 2017. At June 30, 2019, we had $17.7 million in cash and cash equivalents immediately available and $160.3 million of borrowing capacity available under the 2017 Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the 2017 Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $38.9 million. This primarily reflects net income of $23.5 million, non-cash depreciation, amortization and accretion of $25.2 million, deferred incomes taxes of $3.7 million, share-based compensation of $2.5 million, and an increase in deferred revenue of $2.4 million, partially offset by a $9.2 million gain on insurance proceeds from damaged property and equipment, an increase in accounts receivable of $5.3 million, a decrease in accrued salaries and benefits of $2.0 million and an increase in other assets of $1.4 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in deferred income taxes are primarily attributable to deferred tax gains resulting from involuntary conversions related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The increase in deferred revenue is primarily attributable to cash payments that are received, or advance billings charged, prior to performance of services; and waste that has been received but not yet treated or disposed at the end of the period. We recognized property-related insurance recoveries in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The increase in receivables is primarily attributable to the timing of customer payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first six months of 2019 for accrued 2018 incentive compensation.

Days sales outstanding were 84 days as of June 30, 2019, compared to 77 days as of December 31, 2018 and 75 days as of June 30, 2018.

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

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $14.7 million, primarily related to capital expenditures of $24.7 million, partially offset by property insurance proceeds of $9.5 million related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and our Robstown, Texas facilities as well as equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the six months ended June 30, 2018, net cash used in investing activities was $14.9 million, primarily related to capital expenditures. Significant capital projects included continuing construction of additional disposal capacity and railway expansion at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $39.3 million, consisting primarily of $30.0 million in payments on our revolving credit facility and dividend payments to our stockholders of $7.9 million.

For the six months ended June 30, 2018, net cash used in financing activities was $6.9 million, consisting primarily of dividend payments to our stockholders of $7.9 million, partially offset by $1.5 million in proceeds received from the exercise of stock options.

2017 Credit Agreement

The 2017 Credit Agreement provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The 2017 Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the 2017 Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the 2017 Credit Agreement). The Company is pursuing an amendment to the 2017 Credit Agreement to, among other things, permit a $400.0 million term loan, which the Company intends to use in refinancing existing indebtedness of NRCG in connection with the Mergers and to pay the fees and expenses of the Company incurred in connection with the Mergers and the transactions in connection therewith.

At June 30, 2019, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.61%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $160.0 million, or 48%, of the Revolving Credit Facility borrowings as of June 30, 2019.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the 2017 Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the 2017 Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2019, there were $334.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the 2017 Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility. The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of June 30, 2019, there were no amounts outstanding subject to the Sweep Arrangement.

As of June 30, 2019, the availability under the Revolving Credit Facility was $160.3 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2019. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2019, $5.0 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of June 30, 2019, there were $334.0 million of revolving loans outstanding under the 2017 Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the 2017 Credit Agreement.

Based on the outstanding indebtedness of $334.0 million under the 2017 Credit Agreement at June 30, 2019 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.8 million for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the six months ended June 30, 2019, our Canadian subsidiaries transacted approximately 70% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2019, we had $18.6 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the six months ended June 30, 2019, the CAD strengthened as compared to the USD resulting in a $778,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of June 30, 2019, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2019 would have generated a gain or loss of approximately $186,000 for the six months ended June 30, 2019.

We had a total pre-tax foreign currency loss of $523,000 for the six months ended June 30, 2019. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have assessed neither ES&H Dallas’ nor Winnie’s internal control over financial reporting as of June 30, 2019.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include an accident at one of our facilities, incidents resulting from the handling of dangerous substances, the loss or failure to renew significant contracts, competition in our markets, adverse economic conditions, our compliance with applicable laws and regulations, the realization of anticipated benefits from acquired operations, our ability to perform under required contracts, limitations on our available cash flow as a result of our indebtedness, liabilities arising from our participation in multi-employer pension plans, cyber security threats, unanticipated changes in tax rules and regulations, loss of key personnel, a deterioration in our labor relations or labor disputes, our ability to pay dividends or repurchase stock, anti-takeover regulations, stock market volatility, our access to insurance, surety bonds and other financial assurances, our litigation risk not covered by insurance, the replacement of non-recurring event projects, our ability to permit and contract for timely construction of new or expanded disposal space, renewals of our operating permits or lease agreements with regulatory bodies, our ability or the timing of reconstructing and receiving regulatory approvals for the reopening of the Grand View, Idaho treatment facility, the timing or amount of insurance recoveries associated with the reconstruction and business interruption losses for the Grand View, Idaho treatment facility, our access to cost-effective transportation services, lawsuits, our implementation of new technologies, fluctuations in foreign currency markets, foreign affairs and other factors described under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” in the Form S-4 (Registration No. 333-232930), dated July 31, 2019 (the “Form S-4”), filed by US Ecology Parent, Inc., a wholly-owned subsidiary of the Company, with the SEC.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2018, the Form S-4 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

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

ITEM 1.       LEGAL PROCEEDINGS

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed landfill operations at our Grand View, Idaho facility in first quarter of 2019 and resumed operations of our secondary waste-treatment facility in the second quarter of 2019. Reconstruction of the primary waste-treatment building is currently underway. In addition to conducting our own investigation into the incident, we are fully cooperating with government agencies, including IDEQ and the USEPA to support their comprehensive and independent investigations of the incident. We cannot presently estimate the potential liability related to the incident and, therefore, no amounts related to such claims have been recorded in our financial statements as of June 30, 2019. We have not been named as a defendant in any civil action relating to the incident. As a result of the OSHA’s inspection following the incident, OSHA issued a Citation and Notification of Penalty on May 6, 2019. We are currently contesting the Citation and Notification of Penalty before the Occupational Safety and Health Review Commission and the contested penalty is not material. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

Other than described above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes from the risk factors reported on the Form 10-K, as well as in the section entitled “Risk Factors” in the Form S-4, which could materially affect our business, financial condition or future results.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the six months ended June 30, 2019. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the six months ended June 30, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2019 (1)	14,462	$63.34	—	$25,000,000
February 1 to 28, 2019	—	—	—	25,000,000
March 1 to 31, 2019	—	—	—	25,000,000
April 1 to 30, 2019	—	—	—	25,000,000
May 1 to 31, 2019	—	—	—	25,000,000
June 1 to 30, 2019	—	—	—	25,000,000
Total	14,462	$63.34	—	$25,000,000
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among US Ecology, Inc., NRC Group Holdings Corp., US Ecology Parent, Inc., Rooster Merger Sub, Inc. and ECOL Merger Sub, Inc.

10.1

Support Agreement, dated June 23, 2019, by and among US Ecology, Inc., US Ecology Parent, Inc., Rooster Merger Sub, Inc., JFL-NRC-SES Partners, LLC, JFL-NRCG Holdings III, LLC and JFL-NRCG Holdings IV, LLC

10.2

Investor Agreement, dated June 23, 2019, by and among US Ecology, Inc., US Ecology Parent, Inc., JFL-NRC-SES Partners, LLC, JFL-NRCG Holdings III, LLC, JFL-NRCG Holdings IV, LLC and solely with respect to Section 4 thereof, NRC Group Holdings Corp.

10.3	Registration Rights Agreement, dated June 23, 2019, by and among US Ecology, Inc., US Ecology Parent, Inc., JFL-NRC-SES Partners, LLC, JFL-NRCG Holdings III, LLC and JFL-NRCG Holdings IV, LLC

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2019 formatted in inline Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 5, 2019	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer